Form 10-Q
period 2010-04-02
DynaVox Inc.
filed 2010-05-18
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-34716

DynaVox Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1507281
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Wharton Street, Suite 400
Pittsburgh, Pennsylvania 15203
(Address of principal executive offices)

Telephone: (412) 381-4883
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 9,383,335 as of May 7, 2010. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 7, 2010 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended April 2, 2010

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in our in our prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010, which is accessible on the SEC’s website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

DYNAVOX INC.

UNAUDITED BALANCE SHEET

AS OF APRIL 2, 2010

ASSETS
Cash	$1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Class A Common Stock, par value $0.01 per share, 1,000 shares authorized, none issued and outstanding	$—

Class B Common Stock, par value $0.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	1

TOTAL STOCKHOLDERS’ EQUITY	$1

See notes to unaudited financial statements.

DYNAVOX INC.

UNAUDITED STATEMENTS OF INCOME

	For the	For the Period
	Thirteen Weeks	December 16, 2009
	Ended April 2, 2010	to April 2, 2010

NET SALES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

TOTAL OPERATING EXPENSES	—	—

INCOME BEFORE INCOME TAXES	—	—

INCOME TAXES	—	—

NET INCOME	$—	$—

Weighted-average Shares of Class A common stock outstanding	—	—
Basic	$—	$—
Diluted	$—	$—

Net income (loss) available to Class A Common stock per share:
Basic	$—	$—
Diluted	$—	$—

See notes to unaudited financial statements.

DYNAVOX INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the Period
December 16, 2009
to April 2, 2010

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:	$—

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Sale of Class B common shares	1
Net cash provided by financing activities	1

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—
NET INCREASE IN CASH	1

CASH:
Beginning of period	—
End of period	$1

See notes to unaudited financial statements.

DynaVox Inc.

Notes to Unaudited Financial Statements

1. ORGANIZATION

DynaVox Inc. (the “Corporation,” our,” “us” and “we”) was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering of common equity. As of April 2, 2010, DynaVox Inc. had not engaged in any business or other activities except in connection with its formation and an initial public offering. On April 21, 2010, the Corporation completed an initial public offering of 9,375,000 shares of Class A common stock at a public offering price of $15.00 per share (“IPO”).

The Corporation was a wholly-owned subsidiary of DynaVox Systems Holdings LLC (“Holdings”) prior to the consummation of the reorganization described in Note 5. Subsequent to the reorganization, DynaVox Systems Holdings LLC is a minority-owned, controlled and consolidated subsidiary of the Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The balance sheet,  statements of income and statement of cash flow have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

3. STOCKHOLDERS’ EQUITY

At April 2, 2010, the Corporation was authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share (“Class A common stock”), and 1,000 shares of Class B common stock, par value $0.01 per share (“Class B common stock”). Under the Corporation’s certificate of incorporation as in effect as of April 2, 2010, all shares of Class A common stock and Class B common stock were identical. The Corporation has issued 100 shares of Class B common stock in exchange for $1.00, all of which were held by Holdings at April 2, 2010.

In connection with the IPO on April 21, 2010, our authorized capital stock was legally amended to consist of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The terms of the Class B common stock were also legally amended so that such shares no longer entitle their holders to any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Corporation.  Following the amendment to our capital stock on April 21, 2010, holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to the stockholders of the Corporation for their vote or approval, except as otherwise required by applicable law, with holders of Class A common stock entitled to one vote for each share held of record and each holder of Class B common stock entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each unit of Holdings held by such holder that is exchangeable for a share of Class A common stock pursuant to the exchange agreement described in Note 5 below.  Immediately following the IPO transaction there were 9,383,335 shares of the Corporation’s Class A common stock issued and outstanding, including 8,335 shares of restricted stock granted to certain directors of the Corporation at the time of the IPO, and 100 shares of Class B common stock in issue. Subsequent to such transaction 53 shares of the Corporation’s Class B common stock are held by the members of Holdings and 47 shares by Holdings.

4.  NET INCOME PER SHARE

DynaVox Inc.’s net income and weighted average shares outstanding for the thirteen weeks ended April 2, 2010 and for the period from December 16, 2009 to April 2, 2010 consists of the following:

	For the Thirteen	For the period from
	weeks ended	December 16, 2009
	April 2, 2010	to April 2, 2010
Net Income available to holders of Class A Common Stock:	$—	$—
Weighted-average shares outstanding:
Basic	—	—
Diluted	—	—

Net income per share information is not applicable for reporting periods prior to December 16, 2009. The Corporation has not had any net income available to holders of Class A Common stock since its inception nor did it have any Class A common stock outstanding prior to the IPO on April 21, 2010. The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

5. SUBSEQUENT EVENTS

On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of DynaVox Inc. to be offered and sold in an initial public offering was declared effective.  Certain agreements and transactions associated with the IPO (“Recapitalization and Offering Transactions”) are set forth below:

Recapitalization Transactions

Prior to the completion of the IPO, the limited liability company agreement of Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Holdings owners with a single new class of units of the Corporation that we refer to as “Class A units.” The Corporation and the Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Class A unit holders have the right to exchange their Class A units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of April 21, 2010 there were 20,451,648 Class A units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock of the Corporation.

Initial Public Offering

The IPO closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Class A units of Holdings. As of the date of this report the underwriters 30-day option to purchase up to an additional 1,406,250 shares of our Class A common stock from us at the initial public offering price less the underwriting discount, to cover over-allotments, had not been exercised. Such option expires on May 21, 2010.

Upon completion of the offering, the Corporation received proceeds of approximately $140.6 million. The Corporation used $63.2 million of these proceeds to purchase newly-issued Class A units from Holdings. The Corporation caused Holdings to use approximately $42.6 million of the $63.2 million of proceeds from the sale of such newly-issued Class A units to repay outstanding indebtedness and to pay the expenses of the IPO, including aggregate underwriting discounts of $9.8 million and other offering expenses estimated at $8.1 million. Remaining proceeds from the newly-issued Class A units of approximately $2.7 million will be used by Holdings for general corporate purposes. DynaVox Inc. used $77.4 million of the IPO proceeds to purchase Class A units from Holdings owners, including members of Holdings senior management.

Prior to the IPO, the Corporation did not engage in any business or activities except in connection with its formation.  The financial results included in the financial statements do not reflect the transactions associated with the Corporation’s IPO.

Subsequent to the IPO and related offering transactions DynaVox Inc. will consolidate the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC will be reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements beginning April 28, 2010.

Tax Receivable Agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Class A units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class A units. As a result of both the initial purchase of Class A units from the Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class A units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We entered into a tax receivable agreement with the Holdings owners that will provide for the payment from time to time by DynaVox Inc. to the Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

Equity-Based Compensation

On April 21, 2010, the Corporation granted 1,370,500 stock options to employees under the 2010 DynaVox Inc.  Long-Term Incentive Plan. In addition, 8,335 shares of restricted stock were granted to certain of our directors on the same date. Fair values were derived based on the IPO price of $15.00 per share of Class A common stock and the estimated expense of $9.6 million will be expensed over the applicable service periods of four and five years.

DYNAVOX SYSTEMS HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of	As of
	April 2, 2010	July 3, 2009
ASSETS

CURRENT ASSETS:
Cash	$9,791	$12,631
Trade receivables — net of allowance for doubtful accounts of $1,641 and $599 as of April 2, 2010 and July 3, 2009, respectively	16,728	16,607
Related party receivable	428
Other receivables	268	187
Inventories — net	6,498	4,391
Other current assets	949	684

Total current assets	34,662	34,500

PROPERTY AND EQUIPMENT — Net	6,345	5,066

GOODWILL	58,671	55,040

INTANGIBLES — Net	31,565	25,425

DEFERRED ISSUANCE COSTS	3,990

OTHER ASSETS — Net	3,629	4,170

TOTAL ASSETS	$138,862	$124,201

See notes to unaudited condensed consolidated financial statements.

DYNAVOX SYSTEMS HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 2, 2010	July 3, 2009
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,986	$3,259
Trade accounts payable	5,932	4,017
Related-party payable	354	25
Deferred revenue	1,123	1,213
Other liabilities	14,019	9,128

Total current liabilities	24,414	17,642

LONG-TERM DEBT	86,175	79,536

OTHER LONG-TERM LIABILITIES	4,420	2,210

Total liabilities	115,009	99,388

MEMBERS’ EQUITY:

Preferred Units (39,315 units authorized, zero issued and outstanding)	—	—
Class A Common Units, 4,080,652 and 4,061,590 units authorized and issued, and 1,920,801 and 1,906,739 outstanding as of April 2, 2010 and July 3, 2009, respectively	41,561	40,900
Class B Common Units, 109,348 units authorized, 74,603 and 73,273 units issued, and 64,021 and 60,397 outstanding as of April 2, 2010 and July 3, 2009, respectively	158	113
Class C Common Units, 129,976 units authorized, 95,231 and 95,231 units issued, and 88,300 and 84,657 outstanding as of April 2, 2010 and July 3, 2009, respectively	92	40
Class D Common Units, 239,327 units authorized, 169,834 and 169,834 units issued, and 156,678 and 151,174 outstanding as of April 2, 2010 and July 3, 2009, respectively	127	49
Class E Common Units, 8,250 units authorized, issued and outstanding as of April 2, 2010 and July 3, 2009	41	41
Class W Common Units, 110,000 units authorized, 110,000 and 104,623 units issued, and 109,250 and 104,623 units outstanding as of April 2, 2010 and July 3, 2009, respectively	204	140
Class X Common Units, 110,000 units authorized, 110,000 and 104,623 units issued, and 109,250 and 104,623 units outstanding as of April 2, 2010 and July 3, 2009, respectively	92	34
Class Y Common Units, 132,000 units authorized, 132,000 and 125,500 units issued, and 131,100 and 125,550 units outstanding as of April 2, 2010 and July 3, 2010, respectively	80	19
Class Z Common Units, 132,000 units authorized, 132,000 and 125,500 units issued, and 131,100 and 125,550 units outstanding as of April 2, 2010 and July 3, 2010, respectively	61	8
Treasury Units (2,188,819 as of April 2, 2010 and 2,196,961 as of July 3, 2009)	(35,164)	(35,050)
Management notes receivable	(271)	(425)
Contributed capital	12,628	13,248
Retained earnings	4,415	6,149
Accumulated other comprehensive loss	(171)	(453)

Total members’ equity	23,853	24,813

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$138,862	$124,201

See notes to unaudited condensed consolidated financial statements.

DYNAVOX SYSTEMS HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009

NET SALES	$28,382	$21,980	$81,245	$60,754

COST OF SALES	6,881	5,833	20,030	16,630

GROSS PROFIT	21,501	16,147	61,215	44,124

OPERATING EXPENSES:
Selling and marketing	8,955	7,212	26,490	20,597
Research and development	2,641	1,648	7,223	4,863
General and administrative	4,527	2,726	11,311	8,059
Amortization of certain intangibles	121	116	962	348

Total operating expenses	16,244	11,702	45,986	33,867

INCOME FROM OPERATIONS	5,257	4,445	15,229	10,257

OTHER INCOME (EXPENSE):
Interest income	7	18	38	80
Interest expense	(1,908)	(2,005)	(5,838)	(6,809)
Change in fair value and net (loss) on interest rate swap agreements	(216)	(1,014)	(665)	(1,394)
Other income (expense) — net	(10)	11	(84)	93

Total other expense	(2,127)	(2,990)	(6,549)	(8,030)

INCOME BEFORE INCOME TAXES	3,130	1,455	8,680	2,227

INCOME TAXES	248	29	414	76

NET INCOME	$2,882	$1,426	$8,266	$2,151

See notes to unaudited condensed consolidated financial statements.

DYNAVOX SYSTEMS HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED APRIL 2, 2010

(Dollars in thousands)

	Preferred Units		Common Units		Treasury		Management	Contributed	Retained	Other	Members’	Total
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Notes Receivable	(Distributed) Capital	(Deficit) Earnings	Comprehensive (Loss) Income	Equity (Deficiency)	Comprehensive Income (Loss)
BALANCE- July 3, 2009	—	$—	4,868,524	$41,344	(2,196,961)	$(35,050)	$(425)	$13,248	$6,149	$(453)	$24,813	$—
Issuance of common units			44,045	1,122	15,650	38					1,160
Forfeiture, redemption, and cancellation of management equity units			(5,000)	(50)	(7,508)	(152)					(202)
Equity-based compensation expense								573			573
Issuance of notes receivable for management units							(245)				(245)
Payment of notes receivable for management units							399				399
Equity distributions								(1,193)			(1,193)
Dividend									(10,000)		(10,000)
Net income									8,266		8,266	8,266
Net gain on derivatives										242	242	242
Currency translation loss	—	—	—	—	—	—	—	—	—	40	40	40

BALANCE- April 2, 2010	—	$—	4,907,569	$42,416	(2,188,819)	$(35,164)	$(271)	$12,628	$4,415	$(171)	$23,853	$8,548

See notes to unaudited condensed consolidated financial statements.

DYNAVOX SYSTEMS HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Thirty-nine Weeks Ended
	April 2, 2010	March 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,266	$2,151
Depreciation	2,147	1,544
Amortization of certain intangibles	1,192	348
Amortization of deferred financing costs	611	611
Equity-based compensation expense	573	507
Change in fair value of interest rate swaps	(109)	963
Changes in assets and liabilities (net of acquisitions):
Trade receivables	314	2,010
Related-party receivable	(428)
Inventories	(1,710)	143
Other assets	(301)	(243)
Deferred revenue	38	(167)
Trade accounts payable	(326)	252
Accrued compensation	2,223	(574)
Accrued interest	(70)	450
Related-party payable	(469)	(17)
Other, net	(215)	(802)

Net cash provided by operating activities	11,736	7,176

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,304)	(2,267)
Acquisition of businesses	(4,621)

Net cash used in investing activities	(7,925)	(2,267)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Borrowings under debt agreements	10,000
Repayments of debt agreements	(4,651)	(1,650)
Payment on noncompete liability	(258)	(258)
Payment of costs associated with initial public offering	(986)
Shareholder distributions	(1,193)	(796)
Dividend distribution	(10,000)
Issuances of common units	200	93
Redemptions of management and common units	(202)	(560)
Payments received on management equity loans and interest	399

Net cash used in financing activities	(6,691)	(3,171)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	40	(252)

NET INCREASE (DECREASE) IN CASH	(2,840)	1,486

CASH:
Beginning of period	12,631	6,240

End of period	$9,791	$7,726

See notes to unaudited condensed consolidated financial statements.

DYNAVOX SYSTEMS HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THIRTEEN WEEK and THIRTY-NINE WEEK PERIODS ENDED APRIL 2, 2010 AND MARCH 27, 2009

(Dollars in thousands, except per unit amounts)

1. GENERAL

DynaVox Systems Holdings LLC (“Holdings”) is a Delaware limited liability company. Holdings and its subsidiaries (collectively, the “Company,” “our,” “us” and “we”) design, manufacture, and distribute electronic and symbol-based augmentative communication equipment, software, and services in the United States and internationally. Products include assistive technology speech devices, proprietary symbols, books, and software programs to aid the communication skills of individuals affected by speech disabilities as a result of traumatic, degenerative, or congenital conditions.

DynaVox Inc. (the “Corporation”) was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering of common equity. As of April 2, 2010, the Corporation had not engaged in any business or other activities except in connection with its formation and an initial public offering. On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an initial public offering was declared effective and the price of such shares was set at $15.00 per share (“IPO”). The IPO closed on April 27, 2010. Pursuant to the IPO, DynaVox Inc. sold 9,375,000 shares of Class A common stock.

The certificate of incorporation of DynaVox Inc. authorizes two classes of common stock, Class A common stock and Class B common stock.

On April 21, 2010, the Corporation, as a result of the IPO and the related Recapitalization and Offering Transactions (hereinafter defined) became the sole managing member of, and has a controlling equity interest in, Holdings. As the sole managing member of Holdings, the Corporation will operate and control all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conduct our business. The Corporation will consolidate the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings will be reflected as a non-controlling interest in the Corporation’s consolidated financial statements.

The unaudited condensed consolidated financial statements include domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

The unaudited condensed consolidated balance sheet as of April 2, 2010, and the unaudited condensed consolidated statements of income and cash flows for the thirteen week and thirty-nine week periods ended April 2, 2010 and March 27, 2009 have been prepared by the Company and have not been audited. The unaudited condensed consolidated statement of members’ equity for the thirty-nine week period ended April 2, 2010 has been prepared by the Company and has not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operation, members’ equity and cash flows, have been made.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the prospectus of DynaVox Inc. dated as of April 21, 2010 and filed with the Securities and Exchange Commission on April 23, 2010. Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the thirteen and thirty-nine week periods ended April 2, 2010 are not necessarily indicative of the operating results for the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets—Goodwill represents the excess of the cost over the fair value of net tangible and intangible assets of acquired businesses. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

The Company performs at least an annual test for impairment of goodwill and intangibles with indefinite lives. The Company uses the end of its fiscal year for the annual test and has one reporting unit.

Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. Fair value is estimated using a discounted cash flow methodology and market comparable information.

The Company has indefinite-lived intangible assets composed of certain symbols and trade names. These assets are tested for impairment by comparing the fair value of the asset to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology).

The Company also has finite-lived intangible assets composed of noncompete agreements, acquired software technology, patented technology, trade names, and acquired backlog which are amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over six years, acquired software technology is amortized over 3 to 10 years, patented technology is amortized over 10 years, trade names are amortized over 3 years, and acquired backlog is amortized over a 6-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of noncompete agreements, patented technology and acquired backlog is included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

Deferred Issuance Costs—As of April 2, 2010, the Company had recorded $3,990 of IPO related costs as deferred issuance costs on its condensed consolidated balance sheet.  Upon receipt of the IPO proceeds, the $3,990 of deferred issuance costs will be reclassified to additional paid-in capital on the condensed consolidated balance sheet as a reduction in the proceeds from the IPO.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and the collectability is probable. The Company’s revenue is derived from the following sales:

Sales of assistive technology speech devices with embedded software (“Devices”): These hardware devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. The Company provides a limited one-year warranty on the hardware for these devices.

Revenue derived from sales being funded by certain payors, mainly Medicare and Medicaid, is recognized upon receipt of the shipment by the customer, as risk of loss does not pass until customer receipt. Revenue derived from sales to other customers is recognized upon product shipment to the customer when title and risk of loss to the product transfers.

The Company’s revenues are recorded net of a contractual allowance for adjustments at the time of sale based on contractual arrangements with insurance companies, Medicare allowable billing rates, and state Medicaid fee schedules.

In connection with sales of Devices, technical support is provided to customers, including customers of resellers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. To ensure our customers obtain the right devices, a significant amount of our customer support effort, including demonstrations, information, documentation and support, and for some potential customers, the use of a no-charge loaner Device for a trial basis, are delivered prior to the sale of a Device. As the fee for technical support is included in the initial fee for the Device, the technical support and services provided post-sale are provided within one year, the estimated cost of providing such support is deemed insignificant and unspecified upgrades and enhancements are minimal and infrequent, technical support revenues are recognized together with the software product and license revenue. Costs associated with the post-sale technical support are not significant.

Sales of extended warranties for Devices: These service agreements provide separately priced extended warranty coverage for a three-year period (two years beyond the standard one-year warranty) on the Devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period.

Sales of communication and learning software: These software sales relate to communication and learning software sold to customers for use on personal computers (“Software”). This Software does not require significant production, modification, or customization for functionality. Revenue for the software is recognized upon transfer of title and risk of loss. No post contract customer support or upgrade rights are provided with the software.

Subscription Arrangements for Online Content: These subscription arrangements provide customers the ability to collaborate and share content in a Web-based platform. This subscription revenue is recognized on a straight-line basis over the term of the subscription agreement.

Royalty payments from third-party use of the Company’s proprietary symbols: These royalty payments relate to the licensing of the Company’s proprietary symbols to third parties for use in third-party products. These revenues are based on negotiated contract terms with third parties that require royalty payments based on actual third-party usage. This royalty revenue is recognized based on the third-party usage under the contract terms.

Non-income related taxes collected from customers and remitted to government authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of income and does not impact reported revenues or expenses.

Recently Adopted Accounting Standards—ASC 805, Business Combinations (formerly FASB Statement No. 141(R)): In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. The standard changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. The Company adopted the standard on July 4, 2009. See Note 3 for additional information.

Recently Issued Accounting Standards—Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements: In October 2009, the FASB issued ASU No. 2009-13. The standard supersedes certain guidance in FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative selling price method). The standard eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative selling price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. The standard must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented. The Company is evaluating the impact that the adoption of the standard will have on its consolidated financial statements.

ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements: In October 2009, the FASB issued ASU No. 2009-14. The standard changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This scope exclusion includes essential software that is sold with or embedded within the product and undelivered software elements that relate to that product’s essential software. The standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010, with early adoption permitted through retrospective application from the beginning of a company’s fiscal year. This statement may be, but is not required to be, retrospectively adopted in prior periods. The Company is evaluating the impact that the adoption of the standard will have on its consolidated financial statements.

3. ACQUISITIONS

On January 4, 2010, the Company acquired all outstanding shares of Eye Response Technologies, Inc. (“ERT”) in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration. ERT developed and distributed certain eye gaze, and eye tracking technologies enabling people with disabilities to interface with a computer and communicate using only their eyes. With this acquisition, the Company expects to integrate aspects of ERT’s technology to enhance the DynaVox EyeMax® product line. We believe this acquisition will further enhance our existing EyeMax® capabilities and provide increased interaction for our clients with significant needs. The operations of ERT were moved from Virginia to the Company’s headquarters in Pittsburgh, Pennsylvania upon acquisition. ERT’s results of operations have been included in the Company’s unaudited condensed consolidated statements of income beginning January 4, 2010.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$3,688
Contingent consideration - royalty agreement (2)	3,728
Contingent consideration - consulting agreement (3)	430
Contingent consideration - working capital adjustment (4)	117
Total consideration	$7,963

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$301
Inventory	141
Identifiable intangible assets (5)	5,670
Current maturities, long term debt	(296)
Accounts payable	(289)
Other current liabilities	(61)
Total identifiable net assets and liabilities assumed	5,466
Goodwill (6)	$2,497

(1)          Represents cash paid of $3,703 net of $15 cash acquired.

(2)          Contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years. The amount recorded represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products during the three year period.  Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. The present value of the scenarios ranged from $3,355 to $3,906. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $3,728. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings.

(3)          Contingent consideration related to a consulting agreement due to the previous owner related to future service over three years. The amount recorded represents the fair value of contractual consideration expected to be paid. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $430. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings.

(4)          Contingent consideration related to certain working capital adjustments that are owed to the previous owner. The fair value of the working capital adjustment was determined based on the terms of the stock purchase agreement with the previous owner and was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $117. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings.

(5)          Identifiable intangible assets are composed of the following items:

a.               Patented technology to be incorporated into future eye products in the amount of $4,330, which is a finite-lived asset for which an income approach was used to determine the fair value of the asset; and

b.              Acquired software technology to be used in future eye products in the amount of $1,340, which is a finite-lived asset for which a cost approach was used to determine the fair value of the asset.

(6)          Goodwill was calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed.

(Remainder Of This Page Intentionally Left Blank)

On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), the developer and manufacturer of the Tango! ®, an augmentative communication device designed primarily for children and teens. With this acquisition, the Company expects to further enhance its speech generating device product offering for young people.The operations of Blink-Twice were moved from Baltimore to the Company’s headquarters upon acquisition. Blink-Twice’s results of operations have been included in the Company’s unaudited condensed consolidated statements of income beginning July 6, 2009.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash (1)	$933
Issuance of 19, 602 Class A units (2)	712
Contingent consideration- acquired backlog (3)	674
Contingent consideration- working capital adjustment (4)	125
Total consideration	$2,444

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$337
Inventory	255
Property and equipment	143
Identifiable intangible assets (5)	1,644
Other assets	33
Current maturities, long term debt	(721)
Accounts payable	(176)
Other current liabilities	(205)
Total identifiable net assets and liabilities assumed	1,310
Goodwill (6)	$1,134

(1)          Represents cash paid of $1,000 net of $67 of cash acquired.

(2)          The fair value of the Class A units was determined based on a valuation of the units using a combination of the market and income approaches.

(3)          Contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the unaudited condensed consolidated balance sheets as the previous owner is a current employee of the Company. As of April 2, 2010, the related-party payable was $229 which reflects the payment of $445 of the original $674 so far.

(4)          Contingent consideration related to certain working capital adjustments that were owed to the previous owner. The fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $125. As of April 2, 2010 the fair value remained unchanged at $125.

(5)          Identifiable intangible assets are composed of the following items:

a.               Acquired backlog in the amount of $674 which is a finite-lived asset.

b.              Proprietary symbol sets to be used in products sold in the amount of $700 which is an indefinite-lived asset. An income approach was used to determine the fair value of the asset.

c.               Acquired software technology used in the Tango! ® device in the amount of $170 which is a finite-lived asset. A cost approach was used to determine the fair value of the asset.

d.              Trade name for the Tango! ® product under which it is currently sold in the amount of $100 which is a finite-lived asset. An income approach was used to determine the fair value of the asset.

(6)          Goodwill was calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable asset acquired and liabilities assumed.

Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the condensed consolidated statement of income. For the thirty-nine week period ended April 2, 2010, such costs totaled $345, most of which related to the ERT acquisition. The total acquisition costs associated with Blink-Twice were $417, the majority of which were recorded in fiscal year 2009.  Additional costs incurred subsequent to April 2, 2010 are not expected to be significant.  Unaudited pro forma operating results for the thirteen week and for the thirty-nine week periods ended April 2, 2010 and March 27, 2009, as though the Company had acquired Blink-Twice and ERT on the first day of fiscal 2009, are set forth below.  The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on the first day of fiscal 2009.

	Pro Forma		Pro Forma
	Thirteen week period ended:		Thirty-nine week period ended:
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009

Revenue	$28,382	$22,846	$82,390	$65,098
Net income	2,882	752	6,894	1,523

(Remainder Of This Page Intentionally Left Blank)

4. BALANCE SHEET ITEMS

Inventories as of April 2, 2010 and July 3, 2009 consist of the following:

	April 2, 2010	July 3, 2009

Raw materials	$4,202	$1,522
Work in progress	78	179
Finished goods	2,218	2,690
Inventories	$6,498	$4,391

Accumulated other comprehensive loss as of April 2, 2010 and July 3, 2009 is composed of the following:

	April 2, 2010	July 3, 2009

Currency translation (losses) gains	$(107)	$(146)
Unrealized loss on interest rate swaps	(64)	(307)
Accumulated other comprehensive loss	$(171)	$(453)

5. GOODWILL AND INTANGIBLE ASSETS

As of April 2, 2010, goodwill increased by $3,631 from July 3, 2009 as a result of the acquisitions of ERT and Blink-Twice.  The carrying amount of acquired symbols and trademarks with indefinite lives totaled $25,300 and $24,600 as of April 2, 2010 and July 3, 2009, respectively

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives as of April 2, 2010 and July 3, 2009 and are detailed below:

	April 2, 2010			July 3, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Noncompete agreements	$2,000	$2,000	$—	$2,000	$1,819	$181
Acquired software technology	3,251	1,283	1,968	1,723	1,079	644
Patent technology	4,330	108	4,222
Trade name	100	25	75
Acquired backlog	674	674	—	—	—	—

	$10,355	$4,090	$6,265	$3,723	$2,898	$825

Amortization expense related to intangibles for the 39-week periods ended April 2, 2010 and March 27, 2009 was $1,192 and $348, respectively. Estimated annual amortization expense for each of the next five fiscal years is as follows:

Thirteen weeks ended July 2, 2010	$235
2011	924
2012	919
2013	828
2014	807
$3,713

6. LONG-TERM DEBT

Long-term debt as of April 2, 2010 and July 3, 2009 consists of the following:

	April 2, 2010	July 3, 2009

2008 Credit Facility	$47,066	$50,700
2008 Subordinated Note	31,000	31,000
Revolver draw under 2008 Credit Facility	10,000
Note payable	1,095	1,095

Total long-term debt	89,161	82,795

Less current installments	(2,986)	(3,259)

Long-term debt — less current installments	$86,175	$79,536

2008 Credit Facility

On June 23, 2008, the Company entered into a third amended and restated secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA) that provides $52,000 of term loans up to $10,000 of revolving loans and letters of credit.  The 2008 Credit Facility is secured by all domestic assets and 65% of the equity in foreign subsidiaries, and requires principal amortization starting September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013.

On February 5, 2010, the Company amended certain aspects of its 2008 Credit Facility. In addition to other items, this amendment increased the Company’s available revolving loans and letters of credit from $10,000 to $12,925, increased the amount available for restricted distributions, as defined, to $12,000 provided the Company is in compliance with certain financial and non-financial covenants and provides for a fee of $294 to be paid by the Company if the 2008 Subordinated Note (hereinafter defined) is not paid in full by August 5, 2010. The 2008 Subordinated Note was repaid in full in April 2010 thus avoiding the $294 fee.

On March 4, 2010, the Company entered into a second amendment to our credit facility which amendment became effective on April 27, 2010. As part of the second amendment, the agent and the lenders under our credit facility consented to Holdings transfer of all of its obligations under the credit facility to a newly formed wholly-owned subsidiary of Holdings that became the immediate holding company parent of DynaVox Systems LLC upon the consummation of the IPO. The lenders waived the requirement of any prepayment of the credit facility with the proceeds of the IPO and consented to the repayment in full of our senior subordinated notes and the indebtedness outstanding under certain other notes payable with the proceeds of the IPO.

When the second amendment to our credit facility became effective, all obligations under the credit facility are unconditionally guaranteed by the immediate holding company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The credit facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.9% and 4.0% as of July 3, 2009 and April 2, 2010, respectively) or the Prime rate, plus a credit spread (6.5% and 6.0% as of July 3, 2009 and April 2, 2010, respectively) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of April 2, 2010 and July 3, 2009, the Company’s credit spreads were as follows:

	April 2, 2010		July 3, 2009
	Prime	LIBOR	Prime	LIBOR

2008 Credit Facilitiy	2.75%	3.75%	3.25%	4.25%
Revolver draw under 2008 Credit Facility	2.75	3.75	3.25	4.25

At April 2, 2010 and July 3, 2009, the commitment fee was 0.5% on the unused portion of the revolving credit facility.

2008 Subordinated Note

On June 23, 2008, the Company entered into a Senior Subordinated Note Agreement with BlackRock Kelso Capital Corporation (“2008 Subordinated Note”) in the amount of $31,000, which requires repayment in one installment on June 23, 2015. The 2008 Subordinated Note bears interest on the outstanding principal at a rate per annum of 15% payable on the last day of each fiscal quarter. The 2008 Subordinated Note is junior to the 2008 Credit Facility and carries a premium for prepayment of 5% after the first and up to the second anniversary date, 3% after the second and up to the third anniversary date, 2% after the third and up to the fourth anniversary date, and 0% thereafter.  We redeemed our $31,000 Subordinated Note on April 27, 2010 (see Note 11- Subsequent Events).

On February 5, 2010, we also amended certain aspects of our Senior Subordinated Note Agreement. In addition to other items, this amendment increased the amount available for restricted distributions, as defined in the note purchase agreement relating to the senior subordinated notes, to $12,000 provided we are in compliance with certain financial and non-financial covenants and provides for a fee of $232 to be paid by us if the 2008 Subordinated Note is not paid in full by August 5, 2010. The 2008 Subordinated Note was repaid in full in April 2010 thus avoiding the $232 fee.

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility.  We distributed the $10,000 to the Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid off in full on April 27, 2010 with proceeds from the IPO (see Note 11 Subsequent Events).  At April 2, 2010 and July 3, 2009 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $2,925 and $10,000, respectively.

Financial Covenants

Commencing on September 30, 2008, the 2008 Credit Facility and the 2008 Subordinated Note require the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio, and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility and the 2008 Subordinated Note at April 2, 2010 and July 3, 2009. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company made an excess cash flow payment of $3,259 for the year ended July 3, 2009, in fiscal year 2010, which was classified as a component of the current portion of long-term debt as of July 3, 2009.

Note Payable

The $1,095 note payable is related to an acquisition in 2004 and has an interest rate of 7% to be paid quarterly, and matures on September 30, 2010.

Other

As part of the asset purchase of Blink-Twice, the Company assumed $721 in debt payable to an unrelated party. The debt was repaid within the first 30 days following the closing of the acquisition. See additional information in Note 3.

As part of the acquisition of ERT, the Company assumed $296 in debt payable to an unrelated party. The debt was repaid within the first 30 days following the closing of the acquisition. See additional information in Note 3.

7. FAIR VALUE MEASUREMENTS

ASC 820-10, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. Fair value is defined under ASC 820-10 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value is an exit price and the exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

ASC 820-10 recognizes three different valuation techniques; market approach, income approach, and cost approach. The Company uses the market and income approaches to value assets and liabilities for which the measurement attribute is fair value. Valuation techniques used to measure fair value are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1—Inputs to the valuation methodology are based on quoted prices for an identical asset or liability in an active market.

Level 2—Inputs to the valuation methodology are based on quoted prices for a similar asset or liability in an active market, quoted prices for an identical or similar asset or liability in an inactive market, or model-derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

Valuation of assets and liabilities requires consideration of market risks in our valuations that other market participants may consider. Specifically, consideration was given to the Company’s non-performance risk and counterparty credit risk to develop appropriate risk-adjusted discount rates used in our fair value measurements. The Company utilized the following valuation methodologies to measure our financial assets and liabilities:

Interest rate swaps:  Interest rate swaps are financial contracts with counterparties that are valued using the income approach. The fair value of these contracts is measured by estimating the future cash flows of the contract based on the quoted future market prices of interest rates at the reporting date and discounting the fair value to the present value using a credit-adjusted discount rate.

The following table presents liabilities measured at fair value on a recurring basis at April 2, 2010 and July 3, 2009:

	As of April 2, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total

Interest rate swaps	$—	$(838)	$—	$(838)

Total liabilities	$—	$(838)	$—	$(838)

	As of July 3, 2009
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Interest rate swaps	$—	$(1,190)	$—	$(1,190)

Total liabilities	$—	$(1,190)	$—	$(1,190)

The carrying amounts reflected in the condensed consolidated balance sheet for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At April 2, 2010 and July 3, 2009, the fair value of the Company’s long-term debt instruments was approximately $97,768 and $89,969, respectively. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swaps during fiscal years 2009, 2008, and 2007 to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the 39-week periods ended April 2, 2010 and March 27, 2009.

Prior to June 28, 2008, the Company designated its derivative instruments as cash flow hedges and recognized the derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. To the extent that the derivative instrument was effective as a cash flow hedge, the change in fair value of the derivative was deferred in other comprehensive income and reclassified to earnings once the forecasted transaction affected earnings. Any portion considered to be ineffective was immediately reported in earnings.

During the year ended July 3, 2009, the Company removed the cash flow hedge designation of its derivative instruments due to a refinancing of the underlying debt which caused the critical terms of the hedged item and hedging instruments to no longer match. Upon removal of the cash flow hedge designation, prospective changes in fair value associated with the derivative instruments are recognized directly in earnings and amounts residing in other comprehensive income related to the previously cash flow designated hedge are reclassified to earnings once the forecasted transaction affects earnings.

The Company has entered into a number of interest rate swaps that mature at various dates in 2009, 2010, and 2011. These swaps serve to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt at inception. As of April 2, 2010 and July 3, 2009, the outstanding notional amounts are $28,000 and $35,000, respectively.

Information related to the fair value of derivative instruments and their location in the unaudited condensed consolidated balance sheet is presented below:

Derivatives Not Designated	Balance Sheet	Fair Value as of	Fair Value as of
as Hedging Instruments	Location	April 2, 2010	July 3, 2009

Interest rate swaps	Other current liabilities	$682	$623
Interest rate swaps	Other liabilities	156	567

Total		$838	$1,190

Information related to the amounts recognized for derivatives and their location in the unaudited condensed consolidated statements of income for the 13-week period ended April 2, 2010, are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	Amount of Loss Reclassified from AOCI to Income (1)	Amount of Loss Recognized in Income	Total Loss Recognized in Income

Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$(64)	$(152)	$(216)

Information related to the amounts recognized for derivatives and their location in the unaudited condensed consolidated statements of income for the 39-week period ended April 2, 2010, are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	Amount of Loss Reclassified from AOCI to Income (1)	Amount of Loss Recognized in Income	Total Loss Recognized in Income

Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$(243)	$(422)	$(665)

(1)          Represents reclassification from AOCI that result from the hedging instrument’s previous designation as a cash flow hedge.

As of April 2, 2010, the Company expects to reclassify $64 of amounts recorded in other comprehensive income into other expense over the next 12 months.

(Remainder Of This Page Intentionally Left Blank)

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information pertaining to our unaudited condensed consolidated statements of cash flows are as follows:

	Thirty-nine week period ended
	April 2, 2010	March 27, 2009
Cash paid for:
Interest	$5,201	$5,773
Income taxes	265	176
Cash received from:
Interest	40	72
Income taxes	1	17
Non-cash investing activities:
Accrued capital costs	60	17
Non-cash financing activities:
Deferred public offering costs	3,004

Blink Twice acquistion (See Note 3)
Non-cash investing activities:
Issuance of 19,062 Class A units	712
Contingent consideration	799
Non-cash financing activites:
Long-term debt assumed	721

ERT acquisition (See Note 3)
Non-cash investing activities:
Contingent consideration	4,275
Non-cash financing activites:
Long-term debt assumed	296

10. EQUITY-BASED COMPENSATION

The measurement of the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and such cost is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company has provided management with the opportunity to purchase units, which consist of Class A, Class B, Class C, Class D, Class W, Class X, Class Y, and Class Z units (“management units”). In addition, the Company has also provided the board of directors with the opportunity to purchase units which consist of Class A and Class E units. All units issued to personnel as long-term incentive compensation are not options, but are fully participating units in the Company.

The Class B units vest ratably over six years. Class E and Class W units vest ratably over five years. At the time of sale of the Company, all unvested Class B, E, and W units automatically vest. Through June 29, 2007, the Class C and Class D units vested ratably upon achievement of certain annual operating targets. The Class X, Y, and Z and any unvested Class C and Class D units vest at the time of a sale of the Company if various levels of returns are achieved for Class A unit holders. For Class C, D, X, Y, and Z units, there is no maximum contractual life. Upon employment termination, further vesting of unvested units ceases and the Company has the option to repurchase the units at the original cost or the fair market value depending on the circumstances surrounding the termination.

Future grants related to equity-based compensation arrangements will be issued under our Long-Term Incentive Plan which was established in conjunction with our IPO.  The Long-Term Incentive Plan allows for up to 3,550,000 shares of DynaVox Inc. Class A common stock to be granted.

The purchase of management units has been financed, in part, through the issuance of partial recourse notes receivable to the Company, which is reflected as a reduction of members’ equity. The notes bear interest at rates of 2.64% to 5.36%, as determined under Section 1274(d) of the Internal Revenue Code. Certain notes have repayment terms and certain of the notes have no stated maturity. The notes are permitted to be prepaid at any time.

The purchase prices paid by management for shares granted during the thirty-nine week period ended April 2, 2010, were $7.07 and $16.95 for Class B units, $4.94 and $14.65 for Class C units, $3.57 and $13.77 for Class D units, $7.79 and $13.14 for Class W units, $4.35 and $12.64 for Class X units, $1.85 and $11.71 for Class Y units, and $0.55 and $10.54 for Class Z units. There were no Class A or Class E units issued to personnel as long-term compensation during the thirty-nine week period ended April 2, 2010; however, 5,000 Class A units were forfeited during this period that were issued at a grant date fair value of $10.00 per unit, and repurchased for $37.34.

(Remainder Of This Page Intentionally Left Blank)

A summary of the changes in non-vested units outstanding during the thirty-nine week period ended April 2, 2010, is detailed in the following tables below:

		Weighted-
		Average
		Per Unit	Aggregate
	Number of	Grant Date	Intrinsic
	Awards	Fair Value	Value

Class B units:
Nonvested units as of July 3, 2009	16,211	$11.40
Granted	4,294	41.94
Vested	(6,154)	4.10
Forfeited	(536)	19.44
Redeemed		.00

Nonvested units as of April 2, 2010	13,815	$23.83	$1,383

Class C units:
Nonvested units as of July 3, 2009	62,597	$4.96
Granted	4,874	36.70
Vested
Forfeited	(1,231)	14.73
Redeemed		.00

Nonvested units as of April 2, 2010	66,240	$7.11	$6,298

Class D units:
Nonvested units as of July 3, 2009	110,214	$4.86
Granted	7,810	36.37
Vested
Forfeited	(2,307)	14.02
Redeemed		.00

Nonvested units as of April 2, 2010	115,717	$6.80	$11,200

Class E units:
Nonvested units as of July 3, 2009	2,650	$14.72
Granted		.00
Vested	(713)	14.42
Forfeited
Redeemed

Nonvested units as of April 2, 2010	1,937	$14.83	$237

		Weighted-
		Average
		Per Unit	Aggregate
	Number of	Grant Date	Intrinsic
	Awards	Fair Value	Value

Class W units:
Nonvested units as of July 3, 2009	84,148	$8.74
Granted	5,377	33.52
Vested	(29,881)	8.14
Forfeited	(600)	16.33
Redeemed

Nonvested units as of April 2, 2010	59,044	$11.22	$4,775

Class X units:
Nonvested units as of July 3, 2009	104,623	$5.28
Granted	5,377	32.32
Vested
Forfeited	(750)	12.67
Redeemed

Nonvested units as of April 2, 2010	109,250	$6.56	$8,979

Class Y units:
Nonvested units as of July 3, 2009	125,550	$2.93
Granted	6,450	31.32
Vested
Forfeited	(900)	11.73
Redeemed

Nonvested units as of April 2, 2010	131,100	$4.26	$10,804

Class Z units:
Nonvested units as of July 3, 2009	125,550	$1.63
Granted	6,450	30.55
Vested
Forfeited	(900)	10.55
Redeemed

Nonvested units as of April 2, 2010	131,100	$2.99	$10,823

Total compensation cost related to nonvested awards not yet recognized was $2.0 million and will be recognized over a weighted-average vesting period of 2.13 years. As a result of the Recapitalization and Offering Transactions (see Note 11- Subsequent Events), certain equity units will be subject to accelerated vesting resulting in expense recognition estimated to be $1.7 million in the fourth quarter of fiscal 2010. The remaining service-based units will retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

We recorded equity-based compensation expense for the thirty-nine week periods ended April 2, 2010 and March 27, 2009 of $573 and $507, respectively, and, because the Company was a limited liability company as of April 2, 2010, no tax benefit has been recognized for equity-based compensation expense. No equity-based compensation cost was capitalized during the above periods and there were no significant modifications of any equity-based awards during the thirty-nine week periods ended April 2, 2010 and March 27, 2009. During the thirty-nine week period ended April 2, 2010, the Company received $200 from employees related to unit purchases.

Information pertaining to the fair values of units granted and vested is set forth in the following table for the thirty-nine week period ended:

April 2, 2010
Weighted-average per unit grant date fair value	$34.36

Total fair value of units vested during the period	$279

The fair value of each restricted unit is estimated on the date of grant and amortized over the service period. The fair value of each restricted unit was determined using the Black-Scholes option-valuation model with the following weighted-average assumptions for the thirty-nine week periods ended:

	Thirty-nine week period ended
	April 2, 2010	March 27, 2009
Assumptions:

Dividend yield	—%	—%

Expected volatility	39.5	39.5

Risk-free interest rates	2.22% to 2.24%	3.51%

Expected term of units	4 or 5 years	4 or 5 years

The expected volatility was determined using a peer group of public companies within the educational services industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices. The expected term of the units was determined in accordance with the existing equity agreements as the underlying units are assumed to be exercised upon the passage of time and the attainment of certain operating targets. The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the options.

11. SUBSEQUENT EVENTS

On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to the shares of Class A common stock of DynaVox Inc. to be offered and sold in the IPO was declared effective.  Certain agreements and transactions associated with the IPO (“Recapitalization and Offering Transactions”) are set forth below:

Recapitalization Transactions

Prior to the completion of the IPO, the limited liability company agreement of Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Holdings owners with a single new class of units of the Corporation that we refer to as “Class A units.” The Corporation and the Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Class A unit holders have the right to exchange their Class A units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of April 21, 2010 there were 20,451,648 Class A units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock of the Corporation.

Initial Public Offering

On April 21, 2010, a registration statement relating to shares of Class A common stock of the Corporation was declared effective and the price of such shares was set at $15.00 per share. The IPO closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Class A units of Holdings. As of the date of this report the underwriters 30-day option to purchase up to an additional 1,406,250 shares of the Corporation’s Class A common stock from the Corporation at the initial public offering price less the underwriting discount, to cover over-allotments, had not been exercised. Such option expires on May 21, 2010.

Upon completion of the offering, the Corporation received proceeds of approximately $140,600. The Corporation used $63,200 of these proceeds to purchase newly-issued Class A units from Holdings. The Corporation caused Holdings to use approximately $42,600 of the $63,200 of proceeds from the sale of such newly-issued Class A units to repay outstanding indebtedness ($32,600 to redeem the 2008 Subordinated Note and $10,000 to repay the revolver draw under the 2008 Credit Facility) and to pay the expenses of the IPO, including aggregate underwriting discounts of $9,800 and other offering expenses estimated at $8,100. Remaining proceeds from the newly-issued Class A units of approximately $2,700 will be used by Holdings for general corporate purposes. DynaVox Inc. used $77,400 of the IPO proceeds to purchase Class A units from Holdings owners, including members of Holdings senior management.

Prior to the IPO, the Corporation did not engage in any business or activities except in connection with its formation.  The financial results included in the unaudited condensed consolidated financial statements do not reflect the transactions associated with the Corporation’s IPO.

Subsequent to the IPO and related offering transactions DynaVox Inc. will consolidate the financial results of Holdings and its subsidiaries, and the ownership interest of the other members of Holdings will be reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements beginning April 28, 2010.

Tax Receivable Agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Class A units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class A units. As a result of both the initial purchase of Class A units from Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class A units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We entered into a tax receivable agreement with the DynaVox Inc. that will provide for the payment from time to time by DynaVox Inc. to the Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

(Remainder Of This Page Intentionally Left Blank)

Item 1a.

DYNAVOX INC.

UNAUDITED CONDENSED CONSOLIDATED PRO FORMA FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The unaudited pro forma condensed consolidated statement of income for the thirty-nine week period ended April 2, 2010 present our consolidated results of operations giving pro forma effect to the Recapitalization and Offering Transactions and the use of the net proceeds from the Recapitalization and Offering Transactions described in Note 11 of the DynaVox Systems Holdings LLC unaudited condensed consolidated financial statements within this Form 10-Q as if such transactions occurred on July 4, 2009. The unaudited pro forma condensed consolidated balance sheet as of April 2, 2010 presents our consolidated financial position giving pro forma effect to the Recapitalization and Offering Transactions and the use of the net proceeds as if such transactions occurred on April 2, 2010. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of DynaVox Systems Holdings LLC.

The unaudited pro forma condensed consolidated financial information should be read together with the DynaVox Inc. unaudited financial statements and related notes, the DynaVox Systems Holdings LLC unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-Q.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of DynaVox Inc. that would have occurred had we operated as a public company during the periods presented. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of our results of operations or financial position had the Recapitalization and Offering Transactions and the use of the net proceeds from the IPO, as described in Note 11 of the DynaVox Systems Holdings LLC unaudited condensed consolidated financial statements within this Form 10-Q, as if such transaction had occurred on the dates assumed. The unaudited pro forma condensed consolidated financial information also does not project our results of operations or financial position for any future period or date.

The pro forma adjustments principally give effect to:

•                  the purchase by DynaVox Inc. of DynaVox Systems Holdings LLC Class A units with the proceeds of the IPO and the related effects of the tax receivable agreement.

•                  in the case of the unaudited pro forma condensed consolidated statement of income, a provision for corporate income taxes on the income attributable to DynaVox Inc. at an effective rate of 38.0%, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction; and

•                  the application of a portion of the proceeds from the IPO to repay outstanding indebtedness.

DYNAVOX INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2010

(Dollars in thousands except per share data)

	DynaVox
	Systems
	Holdings LLC	Pro Forma		DynaVox Inc.
	Actual	Adjustments		Pro Forma
Net sales	$81,245	$—		$81,245
Cost of sales	20,030	—		20,030
Gross profit	61,215	—		61,215
Operating expenses:
Selling and marketing	26,490	—		26,490
Research and development	7,223	—		7,223
General and administrative	11,311			11,311
Amortization of certain intangibles	962	—		962
Total operating expenses	45,986	—		45,986
Income from operations	15,229	—		15,229
Other Income (Expense):
Interest income	38	—		38
Interest expense	(5,838)	3,488	(1)	(2,350)
Change in fair value and net gain (loss) on interest rate swap agreements	(665)	—		(665)
Other expense—net	(84)	—		(84)
Total other income (expense)	(6,549)	3,488		(3,061)
Income before income taxes	8,680	3,488		12,168
Income taxes	414	1,038	(2)	1,452

Net income	$8,266	2,450		10,716
Less: Net income attributable to the non-controlling interest		(8,346	)(3)	(8,346)
Net Income attributable to DynaVox Inc.		$(5,896)		$2,370
Weighted-average Shares of Class A common stock outstanding(4) (5)
Basic				9,375,000
Diluted				9,375,000
Net income available to Class A common stock per share(4) (5)
Basic				$0.25
Diluted				$0.25

(1)   Reflects reduction in interest expense of $3,488 as a result of repayment of the $31,000 aggregate principal amount of our senior subordinated notes, as if it occurred on July 4, 2009. The senior subordinated notes currently bear interest at a rate of 15.0%.

(2)   Following the Recapitalization and the Offering Transactions, we became subject to U.S. federal income taxes, in addition to state, local and international taxes, with respect to our allocable share of any net taxable income of DynaVox Systems Holdings LLC, which results in higher income taxes. As a result, the pro forma statement of income reflects an adjustment to our provision for corporate income taxes to reflect an effective rate of 38.0%, which includes provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.

(3)   DynaVox Inc. as a result of the Recapitalization and Offering Transactions has become the sole managing member of DynaVox Systems Holdings LLC. DynaVox Inc. owns less than 100% of the economic interest in DynaVox Systems Holdings LLC, but has 100% of the voting power and control of the management of DynaVox Systems Holdings LLC. Immediately following the Recapitalization and Offering Transactions, the non-controlling interest became 68.6%. Net income attributable to the non-controlling interest represents 68.6% ($8,346) of income before income taxes ($12,168). These amounts have been determined based on the actual offering price of $15.00 and the fact that the underwriter’s option to purchase additional shares as of the date of this report has not been exercised.

(4)   The shares of Class B common stock do not share in our earnings and are therefore not included in the weighted-average shares outstanding or net income (loss) available per share.

(5)   The exchange of DynaVox Systems Holdings LLC Class A units for Class A common stock in the future is expected to have an anti-dilutive effect as a result of the allocation of income or loss associated with the exchange of DynaVox Systems Holdings LLC Class A units for Class A common stock and accordingly the effect of such exchange has been excluded from pro forma net income (loss) available to Class A common stock per share. Giving effect to the exchange of all Class A units for shares of Class A common stock, adjusted pro forma net income (loss) available to Class A common stock per share would be computed as follows:

Pro forma income before income taxes	$12,168

Adjusted pro forma income taxes	4,624	(a)
Adjusted pro forma net income	$7,544	(b)
Weighted-average shares (in 000’s) of Class A common stock outstanding (assuming the exchange of all Class A units for shares of Class A common stock)	29,827
Adjusted pro forma net income (loss) available to Class A common stock per share	$0.25

(a) Represents the implied provision for income taxes assuming full exchange using the same methodology applied in calculating pro forma tax provision.

(b) Assumes elimination of the non-controlling interest.

The non-recurring transactions below are related to the IPO and will have an effect on future financial results and therefore are not reflected in the unaudited consolidated pro forma financial statements.

•      As a result of the Recapitalization and Offering Transactions, certain equity units subject to accelerated vesting were vested as of the IPO, resulting in accelerated expense recognition of $1,700 of equity-based compensation. The vesting of the performance-based units were accelerated upon the pricing of the offering as the pre-IPO owners achieved the required return on their original capital contribution based on the actual offering price. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to the performance-based units in our fiscal fourth quarter of 2010. Our Compensation Committee approved accelerated vesting of the service-based units for our Chief Executive Officer and Chief Operating Officer. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to such service-based units. The remaining service-based units retained their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

•      The early repayment of the $31,000 aggregate principal amount of our senior subordinated notes from the proceeds of the IPO resulted in a penalty equal to 5% of the principal balance, or $1,550.

•      At the time of the IPO we granted awards of stock options to purchase an aggregate of 1,370,500 shares of DynaVox Inc. Class A common stock pursuant to the Long-Term Incentive Plan to certain of our employees. Each stock option to purchase DynaVox Inc. Class A common stock has an exercise price equal to the initial public offering price per share of $15.00 and, subject to the option holder’s continued employment, vest in equal annual installments over either a four or five year period. As a result, we expect to record deferred stock-based compensation equal to the grant-date fair value of the stock options issued of $9,600, which will be recognized over the applicable four and five year vesting periods and recorded into the expense categories in accordance with the manner in which the option holders’ other compensation is recorded.

(Remainder Of This Page Intentionally Left Blank)

DYNAVOX INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 2, 2010

(Dollars in thousands)

	DynaVox Systems
	Holdings LLC		Pro Forma		DynaVox Inc.
	Actual		Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,791		$3,738	(1)	$13,529
Trade receivables—net of allowance for doubtful accounts	16,728		—		16,728
Inventories—net	6,498		—		6,498
Other current assets	1,645		—		1,645
Total current assets	34,662		3,738		38,400
PROPERTY AND EQUIPMENT—Net	6,345		—		6,345
DEFERRED TAX ASSET	—		43,066	(2)	43,066
GOODWILL AND INTANGIBLES—NET	90,236		—		90,236
DEFERRED ISSUANCE COSTS	3,990		(3,990	)(3)	—
OTHER ASSETS—Net	3,629		—		3,629
TOTAL ASSETS	$138,862		$42,814		$181,676

LIABILITIES AND MEMBERS’ / STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,986		$—		$2,986
Trade accounts payable	5,932		(1,801	)(4)	4,131
Other liabilities	15,496		(1,203	)(4)	14,293
Total current liabilities	24,414		(3,004)		21,410
LONG-TERM DEBT	86,175		(41,000	)(5)(6)	45,175
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	—		41,786	(2)	41,786
OTHER LONG-TERM LIABILITIES	4,420		—		4,420
Total liabilities	115,009		(2,218)		112,791
MEMBERS’ / STOCKHOLDERS’ EQUITY
Members’ Capital	19,609	(8)	(19,609	)(9)	—
Class A
authorized to issue 1,000,000,000 shares, par value $0.01 per share; 9,375,000 shares issued and outstanding on a pro forma basis	—		94	(9)	94
Class B
authorized to issue 1,000,000 shares, par value $0.01 per share; 100 shares issued and outstanding; 100 shares issued and 53 shares outstanding on a pro forma basis	—		—		—
Additional paid in capital	—		21,420	(10)	21,420
Accumulated other comprehensive loss	(171)		—		(171)
Retained earnings	4,415		(3,250	)(11)	1,165
Total members’ equity / Total stockholders’ equity attributable to DynaVox Inc.	23,853		(1,345)		22,508
Non-controlling interest	—		46,377	(7)	46,377
Total equity	23,853		45,032		68,885
TOTAL LIABILITIES AND MEMBERS’ / STOCKHOLDERS’ EQUITY	$138,862		$42,814		$181,676

(1)          Reflects the net effect on cash and cash equivalents of the receipt of offering proceeds of $140,625 and the uses of proceeds.

(2)          Reflects adjustments to give effect to the tax receivable agreement based on the following assumptions:

•                  we will record an increase of $43,066 in deferred tax assets for estimated income tax effects of the increase in the tax basis of the purchased interests, based on an effective income tax rate of 38.0% (which includes a provision for U.S. federal, state, local and/or foreign income taxes);

•                  we will record $41,786, representing 85% of the estimated realizable tax benefit resulting from (i) the tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the offering, (ii) the increase in the tax basis of the purchased interests as noted above and (iii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement as an increase to the liability due to existing owners under the tax receivable agreement;

•                  we will record an increase to additional paid-in capital of $1,280, which is an amount equal to the difference between the increase in deferred tax assets and the increase in liability due to existing owners under the tax receivable agreement; and

•                  there are no material changes in the relevant tax law and that we earn sufficient taxable income in each year to realize the full tax benefit of the amortization of our assets.

(3)          Represents the capitalization of offering expenses recorded as of April 2, 2010.

(4)          Represents the payment of offering expenses accrued as of April 2, 2010.

(5)          Reflects the repayment of $10,000 borrowed under our senior secured credit facility which we used to fund a distribution in this amount to our pre-IPO owners. Our pre-IPO owners have used this cash to invest in the securities of another portfolio company of DynaVox Systems Holdings LLC’s principal owner. We repaid such borrowing with a portion of the proceeds from the IPO. There is no net effect on borrowings under the revolving credit facility.

(6)          Reflects the repayment of $31,000 aggregate principal amount of our senior subordinated notes.

(7)          DynaVox Inc., subsequent to the Recapitalization and Offering Transactions became the sole managing member of DynaVox Systems Holdings LLC. DynaVox Inc. initially has a less than 100% economic interest in DynaVox Systems Holdings LLC, but has 100% of the voting power and controls the management of DynaVox Systems Holdings LLC. As a result, subsequent to the Recapitalization and Offering Transactions, DynaVox Inc.  consolidates the financial results of DynaVox Systems Holdings LLC and records the non-controlling interest on its balance sheet. Immediately following the Recapitalization and Offering Transactions, the non-controlling interest, based on the assumptions to the pro forma financial information, will be $46,377. Pro forma non-controlling interest represents 68.6% of the pro forma equity of DynaVox Systems Holdings LLC of $67,605, which differs from the pro forma equity of DynaVox Inc. as the former is not affected by the adjustments relating to the tax receivable agreement described above in note (2).

(8)          Represents the investment of the existing unit holders in DynaVox Systems Holdings LLC including common units, treasury units, management notes receivable and contributed capital. See the unaudited condensed consolidated balance sheet of DynaVox Systems Holdings LLC as of April 2, 2010 included elsewhere in this 10-Q.

(9)          Represents an adjustment to stockholders’ equity reflecting (i) par value for Class A common stock and Class B common stock to be outstanding as a result of the offering, (ii) an increase of $45,208 of additional paid-in capital as a result of estimated net proceeds from the IPO (iii) a decrease of $26,768 to allocate a portion of DynaVox Inc.’s equity to the non-controlling interest and (iv) the elimination of members’ capital of $19,609 upon consolidation.

(10)    Represents the following adjustments to additional paid-in capital:

•                  an increase of $18,440, which consists of an increase of $45,302 from the net proceeds from the Recapitalization and Offering Transactions, less the par value of the shares of Class A common stock sold in the IPO of $94, less the portion of the equity of DynaVox Inc. allocated to the non-controlling interest of $26,768, each as described under footnote 7 above,

•                  an increase of $1,280 due to the tax receivable agreement, as described under footnote 2 above and

•                  an increase of $1,700 due to the accelerated vesting of certain equity units upon the Recapitalization resulting in the recognition of previously unrecognized equity-based compensation.

The total pro forma adjustment to additional paid-in capital is an increase of $21,420.

(11)    Represents the following adjustments to retained earnings:

•                  a reduction of $1,550 due to the 5% penalty from the repayment of our $31,000 aggregate principal amount of our senior subordinated notes and

•                  a reduction of $1,700 due to the accelerated vesting of certain equity units upon the Recapitalization and Offering Transactions resulting in the recognition of previously unrecognized equity-based compensation.

The total pro forma adjustment to retained earnings is a reduction of $3,250.

(Remainder Of This Page Intentionally Left Blank)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth and discussed below for the thirteen and thirty-nine week periods ended April 2, 2010 is derived from, and should be read in conjunction with, the condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Significant Transactions

Incorporation of DynaVox Inc.

DynaVox Inc. was incorporated as a Delaware corporation on December 16, 2009 for the purposes of facilitating an initial public offering (“IPO”) of common equity. Following the recapitalization and IPO transactions described below, DynaVox Inc.’s sole material asset is a controlling equity interest in DynaVox Systems Holdings LLC. As the sole managing member of DynaVox Systems Holdings LLC, DynaVox Inc. operates and controls all of the business and affairs of DynaVox Systems Holdings LLC and, through DynaVox Systems Holdings LLC and its subsidiaries, conducts our business.

The certificate of incorporation of DynaVox Inc. authorizes two classes of common stock, Class A common stock and Class B common stock. On April 21, 2010, one or more shares of Class B common stock of DynaVox Inc. was distributed to each of our then-existing owners, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of DynaVox Inc. for each DynaVox Systems Holdings LLC Class A common unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Class A units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Class A units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of April 21, 2010 there were 20,451,648 Class A units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock.

Initial Public Offering

On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $15.00 per share. The IPO closed on April 27, 2010. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Class A units of DynaVox Systems Holdings LLC. As of the date of this report the underwriters 30-day option to purchase up to an additional 1,406,250 shares of our Class A common stock from DynaVox Inc. at the initial public offering price less the underwriting discount, to cover over-allotments, had not been exercised. Such option expires on May 21, 2010.

The financial results described below relate solely to the results for DynaVox Systems Holdings LLC which upon completion of DynaVox Inc.’s IPO became consolidated into the results of DynaVox Inc. Prior to the initial public offering, DynaVox Inc. did not engage in any business or activities except in connection with its formation.  The financial results described below do not reflect the transactions associated with the Company’s IPO.

Subsequent to the IPO and related offering transactions DynaVox Inc. will consolidate the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC will be reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements beginning April 28, 2010.

The following table summarizes the proceeds and use of proceeds from the IPO (dollars in thousands):

DynaVox Inc.
Gross proceeds from 9,375,000 Class A common shares	$140,625

Use of Proceeds:
Purchase DynaVox Systems Holdings LLC Class A units from existing owners and management	(77,380)

Purchase newly-issued Class A units from DynaVox Systems Holdings LLC	(63,245)
DynaVox Inc. proceeds	$—

DynaVox Systems Holdings LLC
Proceeds from sale of Class A units to DynaVox Inc.	$63,245
Use of Proceeds:
Estimated IPO related expenses, including aggregate underwriting discounts of $9,844	(17,943)
Debt repayment	(42,550)

DynaVox Systems Holdings LLC proceeds (general corporate purposes)	$2,752

Tax Receivable Agreement

DynaVox Systems Holdings LLC intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of Class A units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Class A units. As a result of both the initial purchase of DynaVox Systems Holdings LLC Class A units from our then-existing owners immediately prior to the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Class A units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

We entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that the DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Systems Holdings LLC as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO and had

DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

For a complete discussion of the tax receivable agreement refer to the section titled “Certain Relationships And Related Party Transactions” in DynaVox Inc.’s prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010.

Overview

We develop and market software, devices and content to assist people in overcoming their speech, language or learning disabilities. Our proprietary software is the result of decades of research and development.

We operate on a fiscal calendar that result in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2009” refer to the fiscal year ended July 3, 2009.

Sales of our speech generating technologies are our largest source of revenue. For the thirty-nine weeks ended April 2, 2010, sales of our speech generating technologies produced approximately 78% of our net sales compared to approximately 82% for the same prior year thity-nine week period. We believe that awareness of speech generating technology among potential users and speech language pathologists is growing, although still remains low. Accordingly, we believe a primary driver of our sales of speech generating technologies has been and will continue to be the scale and effectiveness of our sales and marketing infrastructure and other awareness building activities. The pricing levels at which third-party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology also significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

Our other source of revenue is sales of special education software. For the thirty-nine weeks ended April 2, 2010, sales of our special education software produced approximately 22% of our net sales compared to approximately 18% for the same prior year thirty-nine week period. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our software sales being moderately higher. Over the past three fiscal years, cost of sales has increased on an absolute level, but decreased as a percentage of net sales as a result of our fixed manufacturing overhead being allocated across a larger number of speech generating devices sold, a decrease in certain raw material prices obtained through new contractual arrangements and reduced shipping costs.

Our primary operating expenses are selling and marketing, research and development and general and administrative. Our selling and marketing expenses have also increased in absolute terms during the most recent three fiscal years as we have substantially increased the size of our selling and marketing operations. Our research and development expenses have increased over the past three years as a result of commercializing our pipeline of new products, product enhancements and new applications for our existing products. We intend to continue to increase the resources we devote to research and development on an absolute basis, but expect these expenses to decrease as a percentage of net sales over the longer term. Over the past three fiscal years, we have reduced general and administrative expenses as a percentage of net sales, although we expect these expenses to increase on an absolute basis in future periods as a result of increased costs that we expect to incur as a result of becoming a publicly-traded company.

 Components of Results of Operations

Net Sales

Our sales are recorded net of product returns and an allowance for discounts and adjustments at the time of the sale based upon contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid rates. Our net sales are derived from the sales of speech generating devices and special education software and content. The following table summarizes our net sales by product categories for the periods indicated both in dollars and percentage of net sales:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 2,	March 27,	April 2,	March 27,
	2010	2009	2010	2009
	(Amounts in thousands)
Net sales
Speech generating devices	$22,419	$18,931	$63,139	$49,567
Special education software	5,963	3,049	18,106	11,187
	$28,382	$21,980	$81,245	$60,754

Percentage of net sales
Speech generating devices	79.0%	86.1%	77.7%	81.6%
Special education software	21.0%	13.9%	22.3%	18.4%
	100.0%	100.0%	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers.

Our business has historically been seasonal and, as a result, our net sales fluctuate from quarter to quarter. Net sales are usually higher in the second half of our fiscal year, particularly in our fourth fiscal quarter. In our fiscal year ended July 3, 2009, 57% of our net sales occurred in the second half of our fiscal year with 33% of our total net sales being realized in the fourth fiscal quarter. In fiscal year 2009, 34% of our speech generating technologies and 31% of our special education software net sales occurred during the fourth fiscal quarter, which contained 14 weeks compared to 13 weeks in fiscal year 2008. We estimate the additional week in fiscal 2009 generated $2.0 million of net sales and approximately $0.6 million of Adjusted EBITDA. Sales of our speech generating technologies and of our special education software are highly seasonal as schools make a large percentage of their purchases of these products at the end of the school year, which is the second quarter of the calendar year and the fourth quarter of our fiscal year.

Cost of Sales

Cost of sales includes the direct labor and indirect costs of the final assembly operations performed at our facility in Pittsburgh, the cost of the component materials used in the final assembly, quality control testing, certain royalties, the distribution costs of our special education software center and other third-party costs. Our cost of sales is substantially higher in higher volume quarters, generally increasing as net sales increase. Changes in the mix of our products, such as changes in the proportion of synthesized to digitized devices may also impact our overall cost of sales. Our cost of sales has decreased as a percentage of net sales over the past three years primarily as a result of our fixed manufacturing overhead being allocated across a larger number of units sold, a decrease in certain raw material prices obtained through new contractual arrangements and reduced shipping costs. We review our inventory levels on an ongoing basis in order to identify potentially obsolete products and record any adjustments to our reserve as a component of cost of sales.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses consist primarily of salaries, commissions, benefits and other personnel-related expenses for employees engaged in field sales, front-end technical support to assist the sales process, sales operations (order authorization, processing and billing), marketing and external advertising and promotion. While some of these expenses vary proportionally with net sales, such as commissions, the majority of these expenses do not. As a result, selling and marketing expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Our selling and marketing expenses increased in absolute terms during the three most recent fiscal years but have begun to decrease as a percentage of net sales, despite a greater than 50% increase in the headcount of our U.S. direct sales force and related support functions. This decrease as a percentage of net sales is primarily a result of an increase in productivity from our U.S.-based sales force and increased effectiveness of our sales support and marketing efforts.

We expect our selling and marketing expenses to continue to increase in absolute terms as we continue to expand our direct sales force, both in the United States and internationally, and as we increase marketing costs around the launch of new products. However, we do not expect our selling and marketing expenses to increase significantly as a percentage of net sales.

Research and Development.  Our research and development expenses consist primarily of compensation of employees associated with the development, design and testing of new products, product enhancements and new applications for our existing products. We expense all of our research and development costs as they are incurred.

Our research and development expenses have increased as a percentage of net sales over the past three years from 6.4% in 2007 to 7.6% in 2009. This increase is a result of increased spending on developing our pipeline of new products, product enhancements and new applications for our existing products. We expect to continue to invest in the development of new products and technologies and expect our total research and development expenses to increase in absolute terms. However, we expect research and development expenses to decrease as a percentage of net sales over the longer term.

General and Administrative.  General and administrative expenses consist primarily of salaries, benefits and other personnel-related expenses for employees engaged in finance, human resources and executive management. Other costs include outside legal and accounting fees, risk management (insurance) and other administrative costs.

We expect that our general and administrative expenses will increase in absolute terms and as a percentage of net sales in the shorter term as a result of additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in a significant increase in legal and accounting costs. We expect that these expenses will decrease as a percentage of net sales over the longer term.

On April 21, 2010, the Corporation granted 1,370,500 stock options to employees under the 2010 DynaVox Inc.  Long-Term Incentive Plan. In addition, 8,335 shares of restricted stock were granted to certain of our directors on the same date. Fair values were derived based on the IPO price of $15.00 per share of Class A common stock and will be expensed over the applicable service periods of four and five years. We estimate this equity-based compensation expense, to be included in general and administrative expenses, to be $9.6 million.

Amortization of Certain Intangibles.  Finite-lived intangible assets are composed of noncompete agreements, acquired software technology, trade names, and acquired backlog which are amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over six years, acquired software technology is amortized over 3 to 10 years, trade names are amortized over 3 years, and acquired backlog is amortized over a 6-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of noncompete agreements and acquired backlog is included in operating expenses.

Interest Expense.

Interest expense has been incurred primarily from the 2008 Credit Facility borrowings, the 2008 Subordinated Note and to a lesser extent notes payable. We repaid the $31.0 million 2008 Subordinated Note with a portion of the proceeds from the IPO, which we estimate will reduce interest expense in the fourth quarter of fiscal year 2010 by $0.8 million and for full fiscal year 2011 by approximately $4.7 million.

Income Taxes

Through consummation of certain IPO transactions we were treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, our taxable income or loss is passed through to and included in the tax returns of our members. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for federal and most state and local income taxes. However, we generally make distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying condensed consolidated statements of income include tax expense related to those states and to U.S. and foreign jurisdictions where those subsidiaries operate.

After consummation of the IPO-related offering transactions, DynaVox Inc. will become subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and taxed at the prevailing corporate tax rates.

Adjusted EBITDA

Adjusted EBITDA represents net income before interest income, interest expense, income taxes, and depreciation and amortization and the other adjustments noted in the table below. We present Adjusted EBITDA because:

• Adjusted EBITDA is used by management in managing our business as an indicator of our operating performance;

• our compliance with certain covenants in our credit agreement is measured based on Adjusted EBITDA. See “—Liquidity and Capital Resources—Cash Position and Indebtedness—Financing Agreements”; and

• targets for Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation under our management incentive bonus plan.

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions, debt refinancing fees, an insurance recovery and management fees that we have historically paid to Vestar Capital Partners and certain other existing owners pursuant to a management agreement. In connection with the IPO, the management agreement with Vestar Capital Partners and certain other pre-IPO owners was terminated. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income, net sales, gross profit and income from operations, to measure operating performance.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies consist of revenue recognition, trade receivables and related allowances, inventory valuation, goodwill and intangible assets, derivative financial instruments and equity-based compensation, descriptions of which are included in the DynaVox Inc. prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010.

(Remainder Of This Page Intentionally Left Blank)

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen weeks ended				Thirty-Nine weeks ended
	April 2,	% of Net	March 27,	% of Net	April 2,	% of Net	March 27,	% of Net
	2010	sales	2009	sales	2010	sales	2009	sales
	(unaudited)
	(Dollar in thousands)
Net sales	$28,382	100.0%	$21,980	100.0%	$81,245	100.0%	$60,754	100.0%
Costs of goods sold	6,881	24.2%	5,833	26.5%	20,030	24.7%	16,630	27.4%

Gross profit	21,501	75.8%	16,147	73.5%	61,215	75.3%	44,124	72.6%
Operating expenses:
Selling and Marketing	8,955	31.6%	7,212	32.8%	26,490	32.6%	20,597	33.9%
Research and development	2,641	9.3%	1,648	7.5%	7,223	8.9%	4,863	8.0%
General and administrative	4,527	16.0%	2,726	12.4%	11,311	13.9%	8,059	13.3%
Amortization of intangibles	121	0.4%	116	0.5%	962	1.2%	348	0.6%
Total operating expenses	16,244	57.2%	11,702	53.2%	45,986	56.6%	33,867	55.7%

Income (loss) from operations	5,257	18.5%	4,445	20.2%	15,229	18.7%	10,257	16.9%

Other Income (Expense):
Interest income	7	0.0%	18	0.1%	38	0.0%	80	0.1%
Interest expense, net	(1,908)	-6.7%	(2,005)	-9.1%	(5,838)	-7.2%	(6,809)	-11.2%
Change in fair value and net (loss) on interest rate swap agreements	(216)	-0.8%	(1,014)	-4.6%	(665)	-0.8%	(1,394)	-2.3%
Other expense - net	(10)	0.0%	11	0.1%	(84)	-0.1%	93	0.2%
Total other expense	(2,127)	-7.5%	(2,990)	-13.6%	(6,549)	-8.1%	(8,030)	-13.2%

Income before income taxes	3,130	11.0%	1,455	6.6%	8,680	10.7%	2,227	3.7%

Provision for income taxes	248	0.9%	29	0.1%	414	0.5%	76	0.1%

Net income (loss)	$2,882	10.2%	$1,426	6.5%	$8,266	10.2%	$2,151	3.5%

(Remainder Of This Page Intentionally Left Blank)

(Dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Other Financial Data

Adjusted EBITDA (1)	$7,576	$5,528	$20,803	$13,107

(1)	The Adjusted EBITDA presented consists of earnings before interest, income taxes, depreciation, amortization, and other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 2,	March 27,	April 2,	March 27,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands)

Net income	$2,882	$1,426	$8,266	$2,151
Income taxes	248	29	414	76
Depreciation	724	512	2,147	1,544
Amortization	242	116	1,192	348
Interest income	(7)	(18)	(38)	(80)
Interest expense	1,908	2,005	5,838	6,809
Change in fair value and net gain (loss) on interest rate SWAPS	216	1,014	665	1,394
Other (income) expense, net (a)	(3)	17	—	—
Equity-based compensation	239	197	573	507
Employee severance and other costs	463	155	621	155
Acquisition costs (b)	34	—	345	—
Management fee (c)	75	75	225	225
Insurance recovery	—	—	—	(90)
Professional fees for debt financing	—	—	—	68
Non-recurring equity valuation cash compensation expense (d)	555	—	555	—
Adjusted EBITDA	$7,576	$5,528	$20,803	$13,107

(a)	Excludes realized foreign currency gains or losses.

(b)	Legal, accounting and other external costs related to the purchases of Blink-Twice Inc. and Eye Response Technologies, Inc.

(c)	Prior to April 21, 2010 we received advisory services from Vestar Capital Partners and certain pre-IPO owners. These arrangements concluded on April 21, 2010.

(d)	Cash compensation paid to certain members of management related to changes in equity valuation during the IPO process.

Thirteen Week Period Ended April 2, 2010 Compared to the Thirteen Week Period Ended March 27, 2009

Net Sales

Net sales increased 29.1%, or $6.4 million, to $28.4 million for the thirteen week period ended April 2, 2010 from $22.0 million for the thirteen week period ended March 27, 2009. The increase in net sales was due both to strong speech generating device sales, which increased $3.5 million, or 18%, and software sales, which increased $2.9 million, or 96%. The growth in device sales was primarily a result of increased sales in the United States mainly due to the on-going effectiveness and increased size of our field sales organization. Software sales increased as a result of continued strength from the catalog and Internet distribution channels and strong international sales, which included $0.8 million of sales to one customer.

Gross Profit

Gross profit increased 33.2%, or $5.4 million, to $21.5 million for the thirteen week period ended April 2, 2010 from $16.1 million for the thirteen week period ended March 27, 2009. Gross margin increased 230 basis points to 75.8% for the thirteen week period ended April 2, 2010 from 73.5% for the thirteen week period ended March 27, 2009. The increase was due to contributions from both devices and software. The improvement of $2.8 million in devices gross profit was primarily due to a favorable shift to higher margin products. Higher margin software sales, as compared to devices, accounted for $2.6 million of the increase in gross profit as the overall mix between devices and software shifted to 79.0% and 21.0%, respectively, in the current year thirteen week period compared to 86.1% and 13.9%, respectively, in the prior year thirteen week period.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses increased 24.2%, or $1.7 million, to $9.0 million for the thirteen week period ended April 2, 2010 from $7.2 million for the thirteen week period ended March 27, 2009. This increase reflects the continued investment in both direct marketing associates and in the field sales organization, which increased headcount by approximately 33%. Selling and marketing expenses totaled 31.6% and 32.8% of net sales for the thirteen week periods ended April 2, 2010 and March 27, 2009, respectively.

Research and Development.  Research and development expenses increased 60.3%, or $1.0 million, to $2.6 million for the thirteen week period ended April 2, 2010 from $1.6 million for the thirteen week period ended March 27, 2009. This increase was due to the continued investment in research and development personnel focused on enhancements to existing products and software development for use in both our devices and our software products.

General and Administrative.  General and administrative expenses increased 66.1%, or $1.8 million, to $4.5 million for the thirteen week period ended April 2, 2010 from $2.7 million for the thirteen week period ended March 27, 2009. Contributing to the increase was non-recurring equity valuation cash compensation expense of $0.6 million, severance of $0.5 million and higher expense of $0.3 million (depreciation and maintenance) for information technology investments. This increase is also due to the cost to identify, recruit, hire, relocate and compensate professionals required to operate as a publicly-traded company. These costs as a percentage of net sales were 16.0% and 12.4% for the thirteen week periods ended April 2, 2010 and March 27, 2009, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.1 million for each of the thirteen week periods ended April 2, 2010 and March 27, 2009, respectively.

Income From Operations.  Income from operations increased $0.8 million, to $5.3 million, for the thirteen week period ended April 2, 2010 compared to $4.5 million for the same thirteen week period of the prior year. The increase in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $1.9 million for the thirteen week period ended April 2, 2010 from $2.0 million for the thirteen week period ended March 27, 2009 primarily as a result of a lower level of weighted average borrowings in the thirteen week period of fiscal 2010 compared to the same period of fiscal 2009.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the thirteen week period ended April 2, 2010, there was a decrease of $0.8 million of expense to $0.2 million from $1.0 million for the thirteen week period ended March 27, 2009. The decrease is primarily attributable to $0.9 million of expense recognized on a swap agreement for the thirteen week period ended March 27, 2009 as a result of a decline in the interest rate during the period which did not reoccur in the current year thirteen week period.

Net Income. Net income increased over 100% or $1.5 million, to $2.9 million or 10.2% of net sales for the thirteen week period ended April 2, 2010 from $1.4 million or 6.5% of net sales for the thirteen week period ended March 27, 2009 due to the reasons discussed above.

Adjusted EBITDA. Adjusted EBITDA increased $2.1 million to $7.6 million for the thirteen week period ended April 2, 2010 compared to $5.5 million for the prior year thirteen week period ended March 27, 2009. The Adjusted EBITDA measure presented consists of earnings before interest, income taxes, depreciation, amortization, and the other adjustments noted in the table above.

Thirty-nine Week Period Ended April 2, 2010 Compared to the Thirty-nine Week Period Ended March 27, 2009

Net Sales

Net sales increased 33.7%, or $20.5 million, to $81.2 million for the thirty-nine week period ended April 2, 2010 from $60.8 million for the thirty-nine week period ended March 27, 2009. The increase in net sales was due both to strong speech generating device sales, which increased $13.6 million or 27% and software sales, which increased $6.9 million or 62%. The significant growth in device sales was primarily a result of higher unit and accessory sales in the United States of $13.2 million mainly resulting from the growth and productivity of our field sales organization. Strong demand from our existing flagship product, V®/Vmax® and the general acceptance of new products such as EyeMax®, Xpress® and the Tango! ®, which was acquired as part of the Blink-Twice acquisition and generated $3.2 million in revenue during the period. Software sales increased as a result of greater focus on the catalog and Internet distribution channels and strong international sales, which included $1.6 million of sales to one customer.

Gross Profit

Gross profit increased 38.7%, or $17.1 million, to $61.2 million for the thirty-nine week period ended April 2, 2010 from $44.1 million for the thirty-nine week period ended March 27, 2009. Gross margin increased 270 basis points to 75.3% for the thirty-nine week period ended April 2, 2010 from 72.6% for the thirty-nine week period ended March 27, 2009. The increase was due to contributions from both devices and software. The improvement in devices gross profit of $10.7 million was due to a favorable mix of higher margin products. Higher margin software sales, as compared to devices, accounted for $6.4 million of the increase in gross profit as the overall mix between devices and software shifted to 77.7% and 22.3%, respectively, in the current year thirty-nine week period compared to 81.6% and 18.4%, respectively, in the prior year thirty-nine week period.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses increased 28.6%, or $5.9 million, to $26.5 million for the thirty-nine week period ended April 2, 2010 from $20.6 million for the thirty-nine week period ended March 27, 2009. This increase reflects the continued investment in both marketing via new personnel and direct mail and catalog initiatives and in the field sales organization, which increased in headcount by approximately 33%. Selling and marketing expenses totaled 32.6% and 33.9% of net sales for the thirty-nine week periods ended April 2, 2010 and March 27, 2009, respectively.

Research and Development.  Research and development expenses increased 48.5%, or $2.3 million, to $7.2 million for the thirty-nine week period ended April 2, 2010 from $4.9 million for the thirty-nine week period ended March 27, 2009. This increase was due to the continued investment in research and development personnel focused on enhancements to existing products and software development for use in both our devices and our software products.

General and Administrative.  General and administrative expenses increased 40.4%, or $3.2 million, to$11.3 million for the thirty-nine week period ended April 2, 2010 from $8.1 million for the thirty-nine week period ended March 27, 2009. Contributing to the increase were non-recurring equity valuation cash compensation expense of $0.6 million, additional severance of $0.5 million, acquisition related costs of $0.4 million incurred for the acquisition of Eye Response Technologies, Inc. (“ERT”), as well as, increased expense of $0.8 million on information technology investments and new associate salary expense. These costs as a percentage of net sales were 13.9% and 13.3% for the thirty-nine week periods ended April 2, 2010 and March 27, 2009, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $1.0 million for the thirty-nine week period ended April 2, 2010 and $0.3 million for the thirty-nine week period ended March 27, 2009. The increase of $0.7 million reflects the amortization on the intangible assets resulting from the Blink-Twice Inc. acquisition that occurred on July 6, 2009 and the amortization on the intangible assets resulting from the Eye Response Technologies, Inc. acquisition that occurred on January 4, 2010.

Income From Operations.  Income from operations increased $5.0 million, to $15.2 million, for the thirty-nine week period ended April 2, 2010 compared to $10.2 million for the same thirty-nine week period of the prior year. The increase in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $1.0 million to $5.8 million for the thirty-nine week period ended April 2, 2010 from $6.8 million for the thirty-nine week period ended March 27, 2009. This decrease was due primarily to the decline in the borrowing rate under our senior secured credit facility to 4.00% at April 2, 2010 from 5.97% at March 27, 2009. Also contributing was a lower level of weighted average borrowings as we made scheduled principal payments during fiscal year 2009 and an excess cash flow payment during the thirty-nine week period ended April 2, 2010.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the thirty-nine week periods ended April 2, 2010, there was a decrease of $0.7 million of expense to $0.7 million from $1.4 million compared to the same period in the prior year. The decrease is primarily attributable to $0.9 million of expense recognized on a swap agreement during the thirty-nine week period ended March 27, 2009 as a result of a decline in the interest rate during the period which did not reoccur in the current year thirty-nine week period.

Net Income. Net income increased $6.1 million, to $8.3 million or 10.2% of net sales for the thirty-nine week period ended April 2, 2010 from $2.1 million or 3.5% of net sales for the thirty-nine week period ended March 27, 2009 due to the reasons discussed above.

Adjusted EBITDA. Adjusted EBITDA increased $7.7 million to $20.8 million for the thirty-nine week period ended April 2, 2010 compared to $13.1 million for the prior year thirty-nine week period ended March 27, 2009. The Adjusted EBITDA measure presented consists of earnings before interest, income taxes, depreciation, amortization, and the other adjustments noted in the table above.

Our business is seasonal and historically has realized a higher portion of net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). Fourth quarter sales represented 33%, 31% and 33% of total annual sales for fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2009 contained 53 weeks compared to 52 weeks in fiscal year 2008 and fiscal year 2007. We estimate the additional week in fiscal 2009 generated $2.0 million of net sales and approximately $0.6 million of Adjusted EBITDA.

Liquidity and Capital Resources

The management of our cash has been a priority for us. The primary sources of cash are existing cash, cash flow from operations and borrowings under the $12.925 million revolving loan portion of our credit facility.

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Liquidity
Cash	$9,791	$7,726
Revolving loan availability	2,925	10,000

Liquidity	$12,716	$17,726

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members and any redemptions of common units. On April 27, 2010 a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes which were outstanding as of April 2, 2010. This will reduce originally scheduled interest expense by approximately $24.4 million over the next five years. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility. We distributed the $10,000 to the Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Our revolving loan availability was $12.925 million as of April 27, 2010. Any borrowings under the revolving loan facility is either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Corporation’s option. The credit spread is determined based on the then current predefined leverage ratio of the Corporation. The $12.925 million of availability is subject to the Corporation’s compliance with certain contractual financial and non-financial covenants.

As part of the Recapitalization and Offering Transactions we entered into a tax receivable agreement (more fully described in the section below titled “Contractual Obligations” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” item) with the Holdings owners that will provide for the payment from time to time by DynaVox Inc. to the Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of Holdings that otherwise would not have been available (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs and planned capital expenditures for at least the next twelve months.

We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us, or available to us on terms which are acceptable, at such time.

Cash Flow

A summary of operating, investing and financing activities are shown in the following table:

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$11,736	$7,176
Used for investing activities	(7,925)	(2,267)
Used for financing activities	(6,691)	(3,171)
Effect of exchange rate changes on cash	40	(252)

Increase (decrease) in cash and cash equivalents	$(2,840)	$1,486

Our cash flow provided by operating activities increased from $7.2 million for the thirty-nine weeks ended March 27, 2009 to $11.7 million for the thirty-nine weeks ended April 2, 2010 due to the improvement in operating performance and strict controls over working capital.

We disbursed $4.6 million of cash (net of cash acquired) for two strategic acquisitions during fiscal year 2010, Blink Twice Inc. in July 2009 and Eye Response Technologies, Inc., in January 2010. Capital expenditures increased from $2.3 million for the thirty-nine weeks ended March 27, 2009 to $3.3 million for the thirty-nine weeks ended April 2, 2010 primarily as a result of additional equipment deployed to our field based sales force and the installation of a new telecommunications system.

Our financing activities have been primarily limited to making required principal payments on our credit facility and periodic tax-related distributions to our existing owners. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility. We distributed the $10.0 million in the form of a dividend to the Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. In addition, we paid $0.986 million of costs associated with our initial public offering during the thirty-nine weeks ended April 2, 2010.

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlord among others. We generally collect our accounts receivable within 75 days.

The principal factors impacting net cash provided by operating activities are the profitable operation of the business and the management of its working capital as shown below:

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Operating activities
Net income	$8,266	$2,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,950	2,503
Change in fair value of interest rate swaps	(109)	963
Share based compensation expense	573	507

	12,680	6,124
Changes in operating assets and liabilities	(944)	1,052

Net cash provided by operating activities	$11,736	$7,176

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities shown below:

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Changes in operating assets and liabilities details
Trade receivables	$314	$2,010
Merchandise inventory, net	(1,710)	143
Accounts payable	(326)	252
	(1,722)	2,405
Accrued expenses and other current liabilities	2,153	(124)
All other	(1,375)	(1,229)
Changes in operating assets and liabilties	$(944)	$1,052

Net cash provided by operating activities improved by $4.5 million to $11.7 million for the thirty-nine week period ended April 2, 2010 from $7.2 million for the thirty-nine week period ended March 27, 2009. The $6.1 million increase in net income and the $1.5 million increase in depreciation and amortization for the thirty-nine week period ended April 2, 2010 when compared to the thirty-nine week period ended March 27, 2009 were the primary reasons for the improvement in net cash provided by operating activities. This was partially offset by a $2.0 million decrease in changes in operating assets and liabilities for the thirty-nine week period ended April 2, 2010 when compared to the thirty-nine week period ended March 27, 2009.

Investing Activities

Investing activities consists of capital expenditures and acquisitions of businesses.

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Investing activities
Capital expenditures	$(3,304)	$(2,267)
Acquisition of businesses	(4,621)	—

Net cash (used) by investing activities	$(7,925)	$(2,267)

Net cash used for investing activities increased $5.6 million to $7.9 million for the thirty-nine week period ended April 2, 2010 from $2.3 million for the thirty-nine week period ended March 27, 2009. There were two acquisitions made during the thirty-nine week period ended April 2, 2010, Blink-Twice required $0.9 million of net cash and ERT required $3.7 million of net cash.

Capital expenditures were $1.0 million higher for the thirty-nine week period ended April 2, 2010 when compared to the thirty-nine week period ended March 27, 2009 due primarily to additional equipment deployed to our field based sales force and the installation of a new telecommunications system.

Financing Activities

Financing activities consists primarily of borrowings and repayments of our outstanding indebtedness and transactions with Members related to their investment (issuance and redemption of common units, shareholder distributions and loan activity).

	Thirty-nine weeks ended
	April 2,	March 27,
	2010	2009
	(Amounts in thousands)
Financing activities
Payments under debt agreements	$(4,651)	$(1,650)
Borrowing under revolver	10,000
Dividend distribution	(10,000)
Costs associated with initial public offering	(986)
Net activity related to Members capital	(796)	(1,263)
Other	(258)	(258)
Net cash (used) for financing activities	$(6,691)	$(3,171)

Net cash of $6.7 million and $3.2 million was required for financing activities in the thirty-nine week periods ended April 2, 2010 and March 27, 2009, respectively. The increase of $3.5 million in cash required was due to an increase of $3.0 million in principal payments made under our indebtedness and $1.0 million of costs associated with our initial public offering partially offset by a $0.5 million decrease in shareholder distributions as required under our operating agreement.

Financing Agreements

DynaVox has entered into two different financing agreements, a senior secured credit facility and a senior subordinated notes agreement, descriptions of which are included in the DynaVox Inc. prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on

April 23, 2010. On April 27, 2010 we redeemed our $31.0 million Subordinated Note and repaid the $10.0 million revolver draw with proceeds from the IPO. See Note 11 Subsequent Events

There have been no material changes to our financing agreements since April 21, 2010.

We also have a $1.1 million note payable as of April 2, 2010 related to an acquisition consummated in fiscal year 2004, which carries an interest rate of 7% to be paid quarterly and matures on September 30, 2010.

Including the repayment of the note payable described above, we are required to make debt payments during the next 12 months (starting from April 2, 2010) of approximately $3.0 million.

As of April 2, 2010 we were in compliance with all covenants.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of April 2, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	1 year or less	2 - 3 years	4 - 5 years	More than 5 years
	(Amounts in thousands)

Long-term debt (including current portion)	$89,161	$2,986	$11,050	$44,125	$31,000
Interest payments on debt facilities (1) (2)	32,035	6,955	13,363	10,554	1,163
Operating lease obligations	2,650	1,138	1,309	130	73
	$123,846	$11,079	$25,722	$54,809	$32,236

(1)          The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rates on the credit facility and the revolving credit facility is assumed at the current interest rate on April 2, 2010 of 4.00%. The interest rates on our $31.0 million aggregate principal amount of senior subordinated notes and on the $1.1 million note payable were at their stated fixed rates of 15.0% and 7.0% per annum, respectively.

(2)          The $31.0 million senior subordinated notes and the $10.0 million draw on the revolving credit facility were repaid on April 27, 2010 with proceeds from the IPO. This will reduce the $32.0 million of future interest expense reflected in the table above by $25.7 million to a revised amount of $6.3 million.

The table above does not include estimated contingent consideration payments of $4.3 million primarily for guaranteed minimum royalty payments due the previous owner of Eye Response Technologies, Inc. based on future sales of eye products over a period of three years. The $4.3 million represents the fair value of expected consideration to be paid based on our forecasted sales of eye products during the three year period.

As described in the “Organizational Structure—Offering Transactions” section of the DynaVox Inc. prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010, we used a portion of the proceeds from the IPO to purchase Class A units from our previous owners, including members of our senior management. In addition, the unit holders of DynaVox Systems Holdings LLC (other than DynaVox Inc.) may (subject to the terms of the exchange agreement) exchange their Class A units for shares of Class A common stock of DynaVox Inc. on a one-for-one basis. As a result of both the purchase of Class A units and subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Class A units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered  into a tax receivable agreement with our previous owners that will provide for the payment by DynaVox Inc. to our previous owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that future payments under the tax receivable agreement related to the IPO transactions to aggregate $41.8 million and to range over the next 15 years from approximately $2.2 million to $4.1 million per year and decline thereafter.

Information About Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Related Party Transactions

For a description of our related party transactions, see the “Certain Relationships and Related Person Transactions” section of the DynaVox Inc. prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010. There have been no material changes to our related party transactions since April 21, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 6% and 11% of our revenue for the thirty-nine weeks ended April 2, 2010 and for our fiscal year 2009, respectively, was derived from currencies other than the U.S. dollar, mainly the British Pound and the Euro. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the British Pound and Euro for the thirty-nine weeks ended April 2, 2010, would have resulted in a $0.05 million change in the revenue recorded on our statement of income.

Interest Rate Risk

We are exposed to interest rate risk in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. As of April 2, 2010, there was $57.1 million outstanding under the senior secured credit facility (including $10.0 million outstanding under the revolving credit facility which was repaid on April 27, 2010 with proceeds from the IPO).

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. At April 2, 2010, the interest rate on our variable-rate borrowings was 4.00%. Based upon the outstanding borrowings and interest rate as of April 2, 2010, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.3 million. On April 27, 2010, we redeemed our $31.0 million Subordinated Note and repaid the $10.0 million revolver draw with proceeds from the IPO. Based upon the outstanding borrowings and interest rate as of April 27, 2010, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.2 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2010.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended April 2, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those previously reported and disclosed in our prospectus dated April 21, 2010, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on April 23, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 21, 2010, the Regristration Statement on Form S-1 (File No. 333-164217) filed by DynaVox Inc. with the U.S. Securities and Exchange Commission covering the initial public offering of up to 10,781,250 shares of Class A common stock (including shares subject to the underwriters’ option to purchase additional shares, was declared effective. On April 27, 2010, DynaVox Inc. completed its initial public offering by issuing 9,375,000 shares of Class A common stock for cash consideration of $13.95 per share (net of underwriting discounts) to a syndicate of underwriters led by Piper Jaffray & Co. and Jefferies & Company, Inc. as joint book-running managers for the offering. William Blair & Company, L.L.C. and Wells Fargo Securities, LLC acted as co-managers.

As contemplated in DynaVox Inc.’s Prospectus, dated April 21, 2010, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on April 23, 2010, DynaVox Inc. has used approximately $77.4 million of the proceeds from the initial public offering to purchase 5,158,646 Class A units of DynaVox Systems Holdings LLC from the existing owners of DynaVox Systems Holdings LLC, including members of our senior management, and all of the remaining proceeds to make a contribution to DynaVox Systems Holdings LLC in exchange for 4,216,354 newly-issued Class A units of DynaVox Systems Holdings LLC.

More specifically, approximately $1,357,125 has been paid to Mr. Donnelly for 90,475 Class A units, approximately $327,930 has been paid to Ms. Heying for 21,862 Class A units, approximately $324,345 has been paid to Mr. Cunningham for 21,623 Class A units, approximately $63,330 has been paid to Mr. Misch for 4,222 Class A units, approximately $441,825 has been paid to Mr. Liken for 29,455 Class A units, approximately $63,120 has been paid to Mr. Herling for 4,208 Class A units, approximately $57,735 has been paid to Mr. Holstein for 3,849 Class A units and approximately $24,630 has been paid to Mr. Nieto for 1,642 Class A units.  DynaVox Systems Holdings LLC has directly or indirectly used approximately $32.6 million of the proceeds from the initial public offering contributed to it by DynaVox Inc. to redeem the $31.0 million of 15% senior subordinated notes issued pursuant to a senior subordinated note purchase agreement, dated as of June 23, 2008, with BlackRock Kelso Capital Corporation, as a purchaser and the several other additional purchasers party thereto, and approximately $10.0 million of such proceeds to repay amounts outstanding under the senior secured credit facility with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Significant Transactions — Initial Public Offering” for additional detail regarding the proceeds and use of proceeds from the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit
3.1

Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2

Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

10.1

Third Amended and Restated Limited Liability Company Agreement of DynaVox Systems Holdings LLC, dated as of April 21, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2

Exchange Agreement, dated as of April 21, 2010, among DynaVox Inc. and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.3

Tax Receivable Agreement, dated as of April 21, 2010, by and among DynaVox Inc., DynaVox Systems Holdings LLC and the Members from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.4

Registration Rights Agreement, dated as of April 21, 2010, by and among DynaVox Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.5

Amended and Restated Securityholders Agreement, dated as of April 21, 2010, among DynaVox Inc., DynaVox Systems Holdings LLC and the Securityholders from time to time party thereto (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.6

DynaVox Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).
10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).
10.9

DynaVox Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

10.10	Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

Exhibit Number	Description of Exhibit
10.11

Amended and Restated Employment Agreement between Edward L. Donnelly and DynaVox Systems LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.12

Amended and Restated Employment Agreement between Michelle L. Heying and DynaVox Systems LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.13

Employment Agreement between Robert E. Cunningham and DynaVox Systems LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.14

First Amendment, dated February 5, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

10.15

Second Amendment, dated March 4, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

10.16

Termination Agreement, dated March 15, 2010, of the Management Agreement among DynaVox Systems Holdings LLC, DynaVox Systems LLC, Vestar Capital Partners and Park Avenue Equity Management,  LLC (incorporated by reference to Exhibit 10.15.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

10.17

Letter Agreement, dated March 15, 2010, among DynaVox Systems Holdings LLC, Vestar Capital Partners IV, L.P. and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 2, 2010 (File No. 333-164217)).

10.18

DynaVox Systems LLC Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

31.1*	Certification required by Rule 13a-14(a).
31.2*	Certification required by Rule 13a-14(a).
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: May 18, 2010	By	/s/ Edward Donnelly
Edward Donnelly
Chief Executive Officer

Date: May 18, 2010	By	/s/ Kenneth Misch
Kenneth Misch
Chief Financial Officer