Form 10-K
period 2010-07-02
DynaVox Inc.
filed 2010-09-30
CIK 1479426

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34716

DynaVox Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-1507281 (I.R.S. Employer Identification No.)

2100 Wharton Street, Suite 400
Pittsburgh, PA 15203
(Address of Principal Executive Offices)

(412) 381-4883
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

         As of July 2, 2010, the aggregate market value of common stock held by non-affiliates was approximately $143,156,250 based upon a total of 9,375,000 shares of Class A common stock held by nonaffiliates and a closing price of $15.27 per share on July 2, 2010 for the Class A common stock as reported on The NASDAQ Global Market.

         As of September 8, 2010, 9,383,335 shares of Class A common stock, par value $0.01 per share, and 53 shares of Class B common stock, par value $0.01 per share, (excluding 47 shares of Class B common stock held by a subsidiary of the registrant) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements

        This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Item 1A. Risk Factors" such as:

  •
  The current adverse economic environment, including the associated impact on government budgets, could adversely affect our business.

  •
  Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to decrease.

  •
  Reforms to the United States healthcare system may adversely affect our business.

  •
  Changes in third-party payor funding practices or preferences for alternatives may decrease the demand for, or put downward pressure on the price of, our speech generating devices.

  •
  Legislative or administrative changes could reduce the availability of third-party funding for our speech generating devices.

  •
  The loss of members of our senior management or other key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business and pursue our growth strategy.

  •
  We may not be able to develop and market successful new products.

  •
  New disruptive technologies may adversely affect our market position and financial results.

  •
  We are dependent on the continued support of speech language pathologists and special education teachers.

  •
  Our products are dependent on the continued success of our proprietary symbol sets.

  •
  We depend upon certain third-party suppliers and licensing arrangements, making us vulnerable to supply problems and price fluctuations, which could harm our business.

  •
  If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

  •
  Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and could cause us to pay substantial damages and prohibit us from selling our products.

  •
  The market opportunities for our products and content may not be as large as we believe.

  •
  We may fail to successfully execute our strategy to grow our business.

  •
  We may attempt to pursue acquisitions or strategic alliances, which may be unsuccessful.

  •
  We are subject to a variety of risks due to our international operations that could adversely affect those operations or our profitability and operating results.

  •
  We depend on third-party distributors to market and sell our products internationally in a number of markets. Our business, financial condition and results of operations may be adversely affected by both our distributors' performance and our ability to maintain these relationships on terms that are favorable to us.

  •
  We may fail to obtain regulatory approval in foreign jurisdictions which could prevent us from marking our products abroad.

  •
  Our business could be adversely affected by competition including potential new entrants.

  •
  If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state and foreign laws, we could be subject to criminal and civil penalties and exclusion from Medicare, Medicaid and other governmental programs.

  •
  If we fail to comply with the Health Insurance Portability and Accountability Act of 1996, (HIPAA), we could be subject to enforcement actions.

  •
  Risks related to our organizational structure.

        These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        DynaVox Inc. is a holding company and its sole asset is a controlling equity interest in DynaVox Systems Holdings LLC. Unless the context suggests otherwise, references in this report to "DynaVox," the "Company," "we," "us" and "our" refer (1) prior to the April 2010 initial public offering ("IPO") of the Class A common stock of DynaVox Inc. and related transactions, to DynaVox Systems Holdings LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries. We refer to Vestar Capital Partners, a New York-based registered investment adviser, together with its affiliates, as "Vestar," and to Park Avenue Equity Partners, L.P., together with its affiliates, as "Park Avenue."

PART I

Item 1.    Business

Overview

        We develop and market software, devices and content to assist people in overcoming their speech, language or learning disabilities. Our proprietary software is the result of decades of research and development. These assets have positioned us as a leader in two areas within the broader market for assistive technologies—speech generating technologies and special education software.

        Our speech generating devices are used by those who are unable to speak, such as adults with amyotrophic lateral sclerosis, or ALS, often referred to as Lou Gehrig's disease, strokes or traumatic brain injuries and children with cerebral palsy, autism or other disorders. Our devices allow these individuals to connect with society and control their environment in a variety of ways, including the ability to access the Internet, send text messages and control light switches, televisions and other features of their homes. Our speech generating devices are powered by our software platform that utilizes sophisticated adaptive and predictive language models and our proprietary symbol sets. These devices allow our users to rapidly and efficiently generate speech. Our portfolio of speech generating devices provides users with a broad range of features and designs and makes use of an array of adaptive technology that permits users with physical or cognitive limitations to access and control our devices. Speech generating technologies are prescribed based on evaluations by speech language pathologists and either provided directly by institutions, such as schools, or funded for eligible clients by third-party payors including the U.S. Centers for Medicare and Medicaid Services, or CMS, and private insurance programs. In our fiscal year ended July 2, 2010, sales of our speech generating technology products represented approximately 79% of our net sales.

        We provide software for special education teachers and students with complex communication and learning needs. Our software is used by children with cognitive challenges, such as those caused by autism, Down syndrome or brain injury; physical challenges, such as those caused by cerebral palsy or other neuromuscular disorders; as well as by children with learning disabilities, such as severe dyslexia. Symbol-based adapted activities and material are the preferred method of educating children with these special needs. Educators use our proprietary software as a publishing and editing tool to create interactive, symbol-based educational activities and materials for these students and to adapt text-based materials to symbol-based materials for students with limited reading skills. Our Boardmaker® family of products, which utilize our proprietary symbol sets, are the most widely used and recognized tools for creating symbol-based activities and materials in the industry. Funding comes primarily from federal sources including the American Recovery and Reinvestment Act, or ARRA, and the Individuals with Disabilities Education Act, or IDEA, but also includes funding from state and local governments as well as private schools and parents of children with special needs. In our fiscal year ended July 2, 2010, sales of our special education software products represented approximately 21% of our net sales.

        In the United States, Canada and the United Kingdom, we sell our speech generating devices through a direct sales infrastructure focused on speech language pathologists. We use strategic partnerships with third-party distributors to sell our products in other international markets that we have targeted. We sell our special education software through direct mail and direct sales as well as through the Internet.

        We place great importance on research and development and have a long history and demonstrated track record of innovation. We have innovated in the areas of touch screens with dynamic display, environmental control and word prediction in speech generating devices.

        The Company and its predecessor have produced speech generating devices since our founding in 1983. In 2004, we acquired Mayer-Johnson LLC, through which we expanded our product offerings to include special education software. Our chief executive officer, Edward L. Donnelly, Jr., assumed the role of chief executive officer in September 2007 after having been a member of the management committee of DynaVox Systems Holdings LLC since May 2004. Mr. Donnelly has since added other new members to our senior management team, including Michelle L. Heying as chief operating officer in December 2007. Our new management team has focused on increasing our investment in sales and marketing infrastructure, nearly tripling the size of our sales and marketing team and pursuing more specialized segment-focused strategies since 2007. Additionally, our new management team has focused on accelerating the commercialization of technology developed through our research and development efforts. In the past two years, we have introduced the EyeMax® eye-tracking accessory and the highly portable Xpress® speech generating device. The new management team has also focused on increasing sales of our special education software.

        DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries ("DynaVox Holdings" or "Predecessor"). References to "DynaVox," the "Company," and "Successor" refer, subsequent to the IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries and these references (other than "Successor") refer, prior to the IPO and related transactions, to DynaVox Holdings.

        The fiscal 2010 results referred to in this section titled "Item 1. Business", represents results on an aggregated basis that adds the results of the Predecessor with those of the Successor to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) and described as "fiscal 2010" to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Successor Period from April 28, 2010 to July 2, 2010—and—Predecessor Period from July 4, 2009 to April 27, 2010" for a separate explanatory discussion on the Successor operating performance for the period from April 28, 2010 to July 2, 2010 and for the Predecessor operating performance for the period from July 3, 2009 to April 27, 2010. In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor Periods" for additional detail regarding the Predecessor and Successor periods.

Our Products

        Our products serve two areas within the broader assistive technology industry: speech generating technology and special education software for students with special learning needs. All of our products are based on our core linguistic software and technology and incorporate our proprietary symbol sets.

Speech Generating Technology

        Speech generating technologies are generally used as a proxy for verbal communication by non-verbal or substantially speech impaired adults and children. Degenerative and congenital conditions commonly found in adult and child users of speech generating technology include cerebral palsy, intellectual disabilities, ALS and autism. Other users of speech generating technology include adults who have experienced a stroke or traumatic brain injury as well as adults and children with temporary speech impairments.

        Our speech generating devices provide a graphical user interface to convert user input in the form of pictorial symbols or text into synthesized and digitized speech. We offer a broad range of products for users with varying levels of cognitive and physical abilities. For instance, users with higher levels of cognitive abilities are able to make greater use of text-based communication, whereas users with lower levels of cognitive abilities rely more heavily on our symbol sets. Users with lower physical abilities use input devices like our EyeMax eye-tracking system and tongue switches, whereas users with higher physical abilities can use more portable handheld systems such as the Xpress. Our devices include a broad range of communication functions in addition to speech generation, including Internet access, text messaging and the ability to control light switches, televisions and other features in a user's home.

Product	Product Description
DynaVox® V® / DynaVox Vmax®	The DynaVox V and the Vmax, or Series V, are based on our Series 5 software. The Series V product line is designed to meet the broadest range of individual needs based on cognition and physical ability to operate the device. An integrated system of hardware and software works seamlessly to ensure maximum flexibility, while providing concrete structure and consistency in page layout, navigation and key functionality. Our software uses page sets to encourage language and literacy development and can be customized to grow with the communicator. The Series V is our most popular product line of speech generating devices.
Key Attributes
Customizable /*/ Accelerated Communication /*/ Microsoft XP-Compatible Software
EyeMax	The EyeMax system is comprised of two parts: a Vmax and an EyeMax accessory. The EyeMax accessory allows users to control the Vmax with a simple blink or by causing the eye to dwell on a desired area of the screen. The EyeMax allows individuals to communicate who lack the physical ability to use previous generations of speech generating technology.
Key Attributes
Eye-movement Use Capabilities /*/ Customizable /*/ Used with Vmax
Xpress	We introduced the Xpress in August 2009. The Xpress offers the robust software and communication capabilities of our Series V devices in a smaller, more portable package.
Key Attributes
Discreet /*/ Built in Wi-Fi /*/ Portable
Tango!®	We acquired the Tango! in our acquisition of certain assets of Blink Twice, Inc. in July 2009. The Tango is a speech generating device with style and functionality specifically designed for children and young adults. The Tango! device uses a distinct Tango! symbol set.
Key Attributes
Small and Lightweight /*/ Six-button Layout /*/ Built-in Camera
M3®	The M3 is a digitized-only device, which means that it plays back pre-recorded messages. It is typically used by individuals with lower cognitive ability and offers very limited functionality when compared to our Xpress, V and Vmax products, all of which generate synthesized speech.
Key Attributes
Customizable /*/ Simple Set-up /*/ Ideal for Emergent Communicators /*/ Digitized
DynaWrite®	The DynaWrite is a basic communication device for two-handed typists. It was created for non-verbal individuals with literacy skills who prefer keyboard-based communication solutions. Users of the DynaWrite are typically older individuals who have experience using keyboards.
Key Attributes
Keyboard Based /*/ Synthesized

Special Education Software

        Schools use a variety of instructional materials to meet the needs of students with speech and learning disabilities, including print-based materials and interactive software. These instructional materials are used by special education teachers and speech language pathologists to create symbol-based activities and content in order to facilitate learning and communication by students with physical, developmental, or congenital learning disabilities.

        Our special education software provides robust authoring tools for creating both communication and educational activities translating text-based curriculum into a symbol-based visual presentation for students with a variety of cognitive and physical disabilities. We sell our special education software through our Mayer-Johnson subsidiary.

Product	Product Description
Boardmaker® Studio	In August 2010 we launched Boardmaker Studio, the next generation of our special education software. In addition to offering the key elements of functionality provided by Boardmaker Plus!, our newest software platform significantly enhances the value to our users by providing online and desktop assets that provide integrated online support and community functions as well as direct-to-user e-commerce communication.
Key Attributes
Integrated Online Support /*/ Direct-to-User E-Commerce Communications
Boardmaker® Plus!	Boardmaker Plus! has all of the features of Boardmaker, plus a host of interactive features for educational activities on a computer. With the ability to talk and play sound recordings and movies, the additional interactive component of Boardmaker Plus! makes it easy to create talking activity boards, worksheets, schedules, books, writing activities, games and more, and adapt all materials to each student.
Key Attributes
Fully-Customizable Activities /*/ Compatible with Classroom, Media Center, and Home Computers
Boardmaker	Boardmaker is the original version of our special education software platform used by special educators and speech language pathologists for creating printed symbol-based communication and education materials for students with a vast array of learning challenges. The software comes with more than 4,500 Picture Communication Symbols, or PCS®, that can be placed in templates to create schedules, communication boards, stories, matching activities, worksheets or checklists.
Key Attributes
4,500 PCS /*/ Easy-to-Use Drawing Program /*/ 150 Customizable Templates

Customer Service and Support

        Our customer service representatives help our speech generating device customers:

  •
  to evaluate our products,

  •
  to navigate the complicated third-party payor funding procedures,

  •
  to learn how to use our products and integrate them into their daily lives and

  •
  with ongoing technical support issues.

        Our sales representatives work with our customers and speech language pathologists to evaluate their needs and identify the appropriate products to help them communicate. This enables the speech language pathologist to determine a customized solution depending on the user's physical and cognitive capabilities.

        Our sales representatives also work with speech language pathologists to provide ongoing training and support to assist users and caregivers in incorporating our products into their daily routine. This includes educating users and caregivers on all the features and benefits of our products to ensure optimal compliance.

        We operate a customer support department that helps to provide technical solutions, as well as simple answers to complex programming questions. Our customer service staff can assist our customers both with initial training in the use of the device and with ongoing technical support. As a result of our product support and active quality assurance, including a three- to five-day turnaround for warranty repairs, we believe speech language pathologist and end-user loyalty to our products is high. Our technical support personnel are frequently able to access, diagnose and often correct malfunctions in our speech generating devices remotely using the devices' integrated Internet access.

Sales and Marketing

        The majority of our speech generating devices sold in the United States and abroad are marketed to speech language pathologists. Funding requirements dictate that a licensed speech language pathologist evaluates, recommends, and authorizes the device. Our special education software is typically sold to special education teachers and speech language pathologists at schools.

        Speech language pathologists are trained, accredited professionals who work with non-speaking or speech-impaired individuals to assess their needs, improve their ability to communicate and work to provide sources of payment of expenditures related to their condition. We market our speech generating technologies to speech language pathologists in schools, outpatient rehabilitation centers, select disease clinics, hospitals, freestanding offices and home health agencies.

        For our speech generating technologies, we employ a sophisticated, highly-trained direct sales force to market our products. Many of our sales representatives are generalists who sell our full range of products to all potential customers in a particular region. In recent years, we have begun to develop more specialized sales representatives, such as separate sales teams focusing on children- and adult-specific speech language pathologists, specific institutions such as schools and hospitals or key accounts. More specialized sales representatives are better able to tailor our sales efforts to the particular needs and concerns of different types of customers.

        We currently market our products in the United States, Canada, Australia, the United Kingdom and certain other countries within the European Union. In the United States, Canada and the United Kingdom, we sell our speech generating devices through a direct sales infrastructure focused on speech language pathologists. We use strategic partnerships with third-party distributors to sell our products in the other international markets in Western Europe and Australia that we have targeted.

        In addition to our sales personnel, we also use direct marketing initiatives to build public awareness of our products. We use sophisticated, coordinated marketing and public relations efforts to build awareness of our speech generating technologies among both potential end users and speech language pathologists.

        Special education software targets students in kindergarten through 12th grade, of K-12, schools. We sell our special education software through direct mail and direct sales as well as through the web. We are also investing in our web-based and social media-based marketing and education efforts to build awareness and increase the frequency of customer contact for our special education software. For example, we use targeted web marketing and search engine optimization strategies and we regularly contact our users of our special education software with new product and sales information.

Research and Development

        We place great importance on research and development and have a long history and demonstrated track record of innovation.

        For both our speech generating technologies and special education software, our research and development initiatives continue to improve the aesthetics, portability, speed and ease of access of our speech generating technologies and the ease of use, flexibility and connectivity of our special education software products. We work with a broad range of users of speech generating technology, speech language pathologists, special education teachers and academics who study issues relating to cognitive and speech impairments to better identify opportunities for innovation. Our research and development projects also include linguistic engineering and symbol design. For our speech generating technologies, we have innovated in the areas of touch screens with dynamic display, environmental control and word prediction in speech generating devices. For our special education software products, we have been a leader in developing innovative interactive symbol-based special education software. Our current research and development efforts are focused on enhancing the web-integration of our software products and developing our line of "eye gaze" products such as the EyeMax.

        During the fiscal years 2010, 2009 and 2008, we incurred research and development expenses of $10.1 million, $6.9 million and $5.6 million, respectively.

Intellectual Property

        We own both copyrights and trademarks on PCS, the industry standard symbol set, and we seek to obtain trademark registrations for certain of our products, including Boardmaker, DynaVox, DynaWrite, InterAACT®, Tango! and DynaSyms®. We license our symbol sets to third parties, and in our fiscal year ended July 2, 2010, we received royalties for the use of PCS by other companies of approximately $1.4 million compared to approximately $0.8 million in fiscal 2009. In recent years, we have begun to make greater use of patent laws to protect our innovations. We also own intellectual property rights in our software and proprietary technology.

        We seek to establish and maintain our proprietary rights in our technology and products through a combination of copyrights, trademarks, patents, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have obtained registration for a number of trademarks in the United States and in other countries and have a number of patent applications in the United States pending determination, including patents relating to our EyeMax eye-tracking technology. There can be no assurance, however, that our intellectual property rights can be successfully enforced against third parties in any particular jurisdiction.

        We license certain software or other intellectual property from third parties to incorporate into our products. Significant licenses include DynaSyms (symbols), Gateway (page set), EyeTech (eye tracking software), Microsoft (operating systems), AT&T/Wizzard (voices), Acapela (voices), Loquendo (voices) and Nuance (voices).

Product Assembly

        The components of our speech generating devices are manufactured by third parties. The final assembly is performed by our own personnel at our facilities in Pittsburgh, Pennsylvania.

Competition

        We have many competitors in the broader assistive technology and educational software industries. Within our particular areas of speech generating technology and interactive software for students with special educational needs, we believe we are the largest player and have no dominant competitors. However, additional entrants, including larger technology companies and other assistive technology companies, could also choose to compete with us in these areas.

Third-Party Payors

        The funding process for a speech generating device in the United States typically involves several steps. First, the speech language pathologist makes an evaluation and submits the relevant information to the appropriate funding sources. Once we receive the third-party payor authorization that the submission is accurate and complete and that the device will be funded according to prescribed funding guidelines, we ship the product directly to the speech language pathologist or end-user. At this point, the funding source becomes responsible for the payment of the product to us. In some cases, the funding source will require the patient to use a loaner device on a trial basis for a period of time before product funding will be granted. We do not ship our products, nor recognize revenue, until funding is approved for the end user.

        In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient's medical expenses including, in many cases, speech generating technology. A uniform policy of coverage does not exist among these payors. Therefore, funding can differ from payor to payor. These third-party payors may deny funding if they determine that a device was not used in accordance with cost-effective treatment methods, as determined by the third-party payor. There can be no assurance that our products will be considered cost-effective by third-party payors, that funding will be available or, if available, that the third-party payors' funding policies will not adversely affect our ability to sell our products profitably.

        CMS sets coverage policy for the Medicare program in the United States. CMS policies may alter coverage and payment related to our speech generating devices in the future. These changes may occur as the result of National Coverage Decisions issued by CMS directly or as the result of local or regional coverage decisions by contractors under contract with CMS to review and make coverage and payment decisions. CMS maintains a national coverage policy, which provides for the utilization of our speech generating technologies by Medicare beneficiaries. Medicaid programs are funded by both federal and state governments. Medicaid programs are administered by the states and vary from state to state and from year to year.

        Commercial payor coverage for speech generating devices may vary across the United States. All third-party coverage programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs through prospective coverage and capitation programs, group purchasing, redesign of benefits, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs and legislative changes to funding policies could potentially limit the amount which healthcare providers may be willing to pay for speech generating technology.

        As private insurance tends to follow Medicare guidelines, widespread coverage by independent insurers followed the 2001 Medicare policy adoption. Medicare and private insurance are now two major funding sources for speech-generating technology developers, such as us.

        Medicare and most state Medicaid agencies follow a policy allowing the purchase of a device every five years or when a documented change in condition exists.

        Our special education software authoring tools, the Boardmaker family of products, are primarily purchased by a speech language pathologist or special education teacher out of a school's annual budget. Our professionally-generated content for our special education software are also generally purchased out of a school's annual budget but are often purchased by a speech language pathologist or special education teacher independently.

Government Regulation

        Our speech generating technology operations are directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

        The U.S. Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute is normally used to insure that bribes or other illegal remuneration are not paid to physicians, or others, to induce their use of drugs or medical devices. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services funded by any source, not only the Medicare and Medicaid programs.

        The U.S. False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Various states have also enacted laws modeled after the federal False Claims Act.

        In addition to the laws described above, the U.S. Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

        We believe that we are not subject to regulation by the U.S. Food and Drug Administration ("FDA") because our powered communications systems are not intended to be used for a medical purpose, including for communicating directly with medical personnel or to alert authorities regarding a medical condition or emergency and, as such, are not "medical devices." However, if it were determined that our powered communications systems are subject to FDA regulation as medical devices, we believe that they would be, in any event, exempt from the FDA's 510(k) premarket notification requirements. In such a case, we would be subject to the FDA's establishment registration and current Good Manufacturing Practices requirements which we believe, in light of our current manufacturing practices, would not result in an undue burden on us.

        Voluntary industry codes, federal guidance documents and a variety of state laws address the tracking and reporting of marketing practices relative to gifts given and other expenditures made to doctors and other healthcare professionals. In addition to impacting our marketing and educational programs, internal business processes are affected by the numerous legal requirements and regulatory guidance at the state, federal and industry levels.

        Medicare requires that all durable medical equipment suppliers, including us, undergo an external audit to certify they are operating within good manufacturing principles. We earned such accreditation, which is effective for a three year period, in March 2009.

Employees

        As of July 2, 2010, we had 432 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers.

Corporate Information

        Our principal executive offices are located at 2100 Wharton Street, Pittsburgh, PA 15203, and our telephone number is (412) 381-4883. Our website address is http://www.dynavoxtech.com. The information on our website is not part of this Form 10-K.

Available Information

        Our website address is http://www.dynavoxtech.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission (the "SEC"), which we make available on our website free of charge. These reports include quarterly reports on Form 10-Q and current reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition; the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.    Risk Factors

        You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the trading price of our Class A common stock could fall.

Risks Related to Our Business

The current adverse economic environment, including the associated impact on government budgets, could adversely affect our business.

        In late 2008 and early 2009, the U.S. and global economies deteriorated significantly, and although the economic, financial and credit market crises have somewhat abated, they continue to contribute to market turbulence and weakness. These factors continue to impact global economic conditions, raise heightened concerns about a prolonged global economic recession and have resulted in a significant loss of corporate earnings and consumer spending. As a result, tax revenue for federal, state and local governments, as well as foreign governments, has decreased substantially. In response to the reduced revenue, governments have cut funding and may continue to cut funding to public programs, including schools and healthcare.

        The majority of the funding for purchases of our special education software and content and a significant portion of the funding for purchases of our speech generating devices comes from the budgets of public schools. Our speech generating technology business is also dependent on funding from Medicare or Medicaid or other state or local government sources. Many state and local government agencies operate under tight budget constraints and make choices on a yearly basis of where to allocate funds. If government agencies redirect funds from special education programs, Medicaid programs or other disability programs to alternative projects, our net sales and results of operations could be adversely affected.

Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to decrease.

        We derive a significant portion of both our speech generating devices and our special education software and content revenue from U.S. and non-U.S. public schools, which are heavily dependent on federal, state and local, as well as foreign, government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could delay or reduce our revenue. Funding difficulties experienced by schools could also cause those institutions to be more resistant to price increases and could slow investments in educational products which could harm our business.

        Our business may be adversely affected by changes in state educational funding as a result of changes in legislation at the international, federal and state levels, changes in the state procurement process, changes in government leadership, emergence of other priorities and changes in the condition of the local, state, U.S. or global economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislation such as No Child Left Behind, recent reductions in, and proposed elimination of, appropriations for these programs may cause some school districts to reduce spending on our products. Reductions in funding for U.S. and non-U.S. public schools may harm our business if our customers are not able to find and obtain alternative sources of funding.

Reforms to the United States healthcare system may adversely affect our business.

        Significant legislative reforms to the United States healthcare system have recently been enacted. While we do not expect this legislation to adversely affect our business, it is not certain what form regulations or policies promulgated thereunder could take or what effect such legislation or regulations, or additional future legislative and regulatory changes may have on our business or results of operations. It is possible that such regulations or policies or future reforms could include programs to reduce spending on healthcare-related products, which may include our speech generating technologies.

Changes in third-party payor funding practices or preferences for alternatives may decrease the demand for, or put downward pressure on the price of, our speech generating devices.

        Customers for our speech generating devices typically receive funding from various third-party payors, including domestic and foreign governmental programs (such as Medicare and Medicaid), private insurance plans and managed care plans. The ability of our customers to obtain appropriate funding for our speech generating devices from domestic and foreign government and third-party payors is critical to our success. The availability and extent of coverage affects which products customers purchase and the prices they are willing to pay. Funding varies from country to country and can significantly impact the acceptance of new products. After we develop a new speech generating device, we may experience limited demand for the product unless funding approval is obtained from private and governmental third-party payors in the United States and overseas.

        The U.S. Centers for Medicare and Medicaid Services, or CMS, established coverage for assistive technologies to address speech impairment in 2001, and since that time most private insurers have added such coverage as well. Payors continue to review their funding polices and can, without notice, deny coverage for our speech generating devices. Additionally, many private third-party payors base their funding policy decisions on the decision reached by governmental agencies such as Medicare or Medicaid. As a result of this, if Medicare or Medicaid alters its funding policy in an unfavorable way to us, the effects could be compounded if private insurers followed suit. CMS sets coverage policy for the Medicare program in the United States. CMS policies may alter coverage and payment related to our speech generating devices in the future. These changes may occur as the result of National Coverage Decisions issued by CMS directly or as the result of local or regional coverage decisions by contractors under contract with CMS to review and make coverage and payment decisions.

Legislative or administrative changes could reduce the availability of third-party funding for our speech generating devices.

        Legislative or administrative changes to the U.S. or international funding systems that significantly reduce funding for our products or deny coverage for our products would have an adverse impact on the number of products purchased by our customers and the prices our customers are willing to pay for them, which would, in turn, adversely affect our business, financial condition and results of operations.

The loss of members of our senior management or other key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business and pursue our growth strategy.

        We rely on members of our senior management to execute our existing business plans and to identify and pursue new opportunities. The loss of services of one or more of our key senior managers could materially and adversely affect our business, financial condition and operating results.

        Our future performance depends on the continued service of our key technical, development, sales, marketing and services personnel. We rely on our technical and development personnel for product innovation. We rely on our sales and marketing personnel to continue to expand awareness of our products and our customer base. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

        Our future success also depends on our continued ability to attract and retain highly qualified technical, development, sales and services personnel. Competition for such personnel is intense, and we may fail to retain our key employees or attract or retain other highly qualified personnel in the future. Recently, employment dislocations among sales and marketing personnel generally, and in the healthcare area specifically, have facilitated our ability to add talented sales personnel to our workforce. To the extent employment conditions in the economy improve, we may experience difficulty in continuing to attract talented sales personnel, which in turn could adversely affect our business, financial condition and operating results.

We may not be able to develop and market successful new products.

        Our future success and our ability to increase net sales and earnings depend, in part, on our ability to develop and market new software, devices and content. Our failure to develop new products could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our new products do not work as planned, our ability to market these products could be substantially impeded, resulting in lost net sales, potential damage to our reputation and delays in obtaining market acceptance of these products. We cannot assure you that we will continue to successfully develop and market new products.

New disruptive technologies may adversely affect our market position and financial results.

        Our competitors or companies in related industries could develop new technologies that may reduce our market share and adversely affect our net sales and results of operations. For example, other companies are seeking to develop technologies to allow a computer to be directly controlled by a human brain. If a competitor is able to commercialize that technology before we are, our sales of speech generating devices for people with significant physical limitations, such as the EyeMax eye-tracking device, may be reduced.

We are dependent on the continued support of speech language pathologists and special education teachers.

        The majority of our speech generating technologies sales are made at the recommendation of a speech language pathologist, and the majority of our special education software authoring tools and content are sold to special education teachers. We are dependent on our ability to convince speech language pathologists and special education teachers of the benefits to their clients and students of our speech generating technologies and special education software. If speech language pathologists or special education teachers were to instead favor the products of our competitors, we could lose market share, which would have an adverse effect on our results of operations.

Our products are dependent on the continued success of our proprietary symbol sets.

        Our proprietary symbol sets are important components of both our speech generating technologies and our special education software. Using symbols rather than text makes communication more efficient and more broadly accessible to people with a wide range of cognitive abilities. While we believe that our proprietary symbol sets include the most widely used set of graphic symbols utilized in speech generating technology and special education software, if speech language pathologists or our clients begin to prefer an alternate symbol set (because, for example, they determine that an alternate symbol set is easier to learn or more efficient than our proprietary symbol sets) or if a superior symbol set is developed by one of our competitors, we could lose market share in both our speech generating technologies and special education software, which could adversely affect our business, financial condition and results of operations.

We depend upon certain third-party suppliers and licensing arrangements, making us vulnerable to supply problems and price fluctuations, which could harm our business.

        We currently rely on third-party suppliers for the components of our speech generating devices. In some cases, there are relatively few alternate sources of supply for certain other components that are necessary for the hardware components of our speech generating devices.

        Our reliance on these outside suppliers also subjects us to risks that could harm our business, including:

  •
  we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

  •
  we may have difficulty locating and qualifying alternate suppliers;

  •
  our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components to us in a timely manner;

  •
  our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements; and

  •
  any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

        Some of the software and other intellectual property that is incorporated into our products is owned by third parties and licensed by us. We may not be able to negotiate or renegotiate these licenses on commercially reasonable terms, or at all, and the third-party intellectual property may not be appropriately supported or maintained by the licensors. If we are unable to obtain the rights necessary to use or continue to use third-party intellectual property in our products and services it could result in increased costs, or an inability to develop new products.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

        Patents, trademarks, copyrights and other proprietary rights are important to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We also rely on trade secrets, know-how and continuing technological innovations to develop, maintain and strengthen our competitive position. However, any pending patent applications may not result in issued patents, any current or future patents issued or licensed to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide a competitive advantage to us or prevent other companies from independently developing technology that is similar to ours or introducing competitive products. In addition, our pending trademark registration applications may not be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions. Although our proprietary symbol sets are protected by certain trademarks and copyrights, a third party could seek to utilize our symbol sets without our authorization.

        Furthermore, we may have to take legal action in the future to protect our intellectual property, or to defend ourselves against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us and could divert the attention of management, and such actions may not be successful. The invalidation or circumvention of key copyrights, patents, trademarks or other proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

        The laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property rights in foreign countries, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and, as a result, our business, financial condition and results of operations.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and could cause us to pay substantial damages and prohibit us from selling our products.

        Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages for past infringement. We might also be prohibited from selling our products or providing certain content or devices without first obtaining a license from the third party, which, if available at all, may require us to pay royalties. Moreover, we may need to redesign some of our products to avoid future infringement liability. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

The market opportunities for our products and content may not be as large as we believe.

        Our business strategy is to grow our sales to satisfy unmet demand for our speech generating devices among non-verbal individuals and for our special education authoring tools and content among special education teachers. Our expectations for future growth are dependent on our estimates of the number of people who can benefit from our speech generating technologies and special education software and the future growth in conditions that lead to speech and cognitive impairment, such as strokes and autism. However, these market opportunities for our products may not be as large as we believe and may not develop as expected. For example, although the sales of our speech generating devices could grow faster than we expect if our strategy to expand the scale, reach and sophistication of our direct sales infrastructure and build awareness of our products among potential end users and speech language pathologists is more effective than we have modeled, these sales could also be adversely impacted to the extent that these strategies are less effective than we expect, if the population of potential users does not develop as we anticipate or if some portion of the pool of potential end users that we seek to serve decides to use speech generation software applications on devices not specifically designed for this purpose, such as hand-held tablet computers.

We may fail to successfully execute our strategy to grow our business.

        We intend to pursue a number of different strategies to grow our revenue and earnings. However, we may not be able to successfully execute these strategies. For example, while we intend to expand and diversify our revenue streams through expanding the sales of professionally-generated content for the users of our special education software platform, we have limited experience in producing and selling such content and may not be successful at doing so. While we believe our new software platform will facilitate these sales, the market for such content may not be as large as we believe or we may be unable to produce content that successfully competes with user-generated content or content produced by competitors.

We may attempt to pursue acquisitions or strategic alliances, which may be unsuccessful.

        We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, and we cannot assure you that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience, among other things:

  •
  difficulties in integrating any acquired companies and products into our existing business;

  •
  inability to realize the benefits we anticipate in a timely fashion, or at all;

  •
  attrition of key personnel from acquired businesses;

  •
  significant costs, charges or writedowns; or

  •
  unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

        Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions which would dilute our then existing stockholders.

We are subject to a variety of risks due to our international operations that could adversely affect those operations or our profitability and operating results.

        Our operations in countries outside the United States, which accounted for 13.7% of our net sales for the year ended July 2, 2010, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

  •
  changes in foreign medical reimbursement programs and policies,

  •
  local product preferences and product requirements,

  •
  longer-term receivables than are typical in the United States,

  •
  fluctuations in foreign currency exchange rates,

  •
  less protection of intellectual property in some countries outside the United States,

  •
  trade protection measures and import and export licensing requirements,

  •
  work force instability,

  •
  dependence on third party distributors,

  •
  international terrorism and anti-American sentiment,

  •
  political and economic instability, and

  •
  the potential payment of U.S. income taxes on certain earnings of our foreign subsidiaries' upon repatriation.

        In addition, our business practices in foreign countries are subject to compliance with U.S. law, including the Foreign Corrupt Practices Act ("FCPA"). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA and other U.S. laws. If violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs.

        In addition, a significant amount of trade receivables are with national healthcare systems in many countries. Repayment is accordingly dependent to a degree upon the financial stability of the economies of those countries.

We depend on third-party distributors to market and sell our products internationally in a number of markets. Our business, financial condition and results of operations may be adversely affected by both our distributors' performance and our ability to maintain these relationships on terms that are favorable to us.

        We depend, in part, on international third-party distributors to sell our products in many jurisdictions outside the United States. In the fiscal year ended July 2, 2010, our net sales through international third-party distributors were 7% of our total net sales. Our international distributors operate independently of us, and we have limited control over their operations, which exposes us to certain risks. Distributors may not commit the necessary resources to market and sell our products and may also market and sell competitive products. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our level of net sales in these markets or enter new markets, and we may not realize our expected international growth.

Failure to obtain regulatory approval in foreign jurisdictions could prevent us from marketing our products abroad.

        We have commercial and marketing efforts in a number of international jurisdictions and may seek to market our products in new countries in the future. Outside the United States, we can generally market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by one regulatory authority does not ensure approval by regulatory authorities in other countries.

Our business could be adversely affected by competition including potential new entrants.

        Although we have few competitors in our specific areas of speech generating technology and special education software, many other companies compete within the broader assistive technology market and could choose to enter the areas in which we have chosen to focus. We also face the risk of new entrants who do not currently compete in any segment of the assistive technology market, whether through acquisition of a current competitor or a new startup from a company that engages in a complementary business to ours, such as producers of educational software or consumer electronics. These competitors and potential competitors may have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, larger facilities than ours, as well as global distribution channels that may be more effective than ours. These competitors may develop new technologies or more effective products that would compete directly with our products. These new technologies may make it more difficult to market our products and could have an adverse effect on our business and results of operations.

        Competing with these companies will require continued investment by us in research and development, marketing, customer service and support. Even with such continued investments, we may not be able to successfully compete with new entrants in the areas in which we compete.

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state and foreign laws, we could be subject to criminal and civil penalties and exclusion from Medicare, Medicaid and other governmental programs.

        A provision of the U.S. Social Security Act, commonly referred to as the U.S. Federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federal healthcare program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states in which our products are sold in the United States have adopted laws similar to the Federal Anti-Kickback Statute, and some of these laws are even broader than the Federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by a federal healthcare program but, instead, apply regardless of the source of payment. Violations of the Federal Anti-Kickback Statute or such similar state laws may result in substantial civil or criminal penalties and exclusion from participation in federal or state healthcare programs. We derive a significant portion of our net sales from international operations, and many foreign governments have equivalent statutes with similar penalties.

        All of our financial relationships with healthcare providers and others who provide products or services to federal healthcare program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state or foreign laws. We believe our operations are in material compliance with the Federal Anti-Kickback Statute and similar state or foreign laws. However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us, could divert management's attention from operating our business and could prevent healthcare providers from purchasing our products, all of which could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state or foreign laws, it could have a material adverse effect on our business and results of operations.

If we fail to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we could be subject to enforcement actions.

        Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services published patient privacy rules under HIPAA and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by "Covered Entities," which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Through our sales of speech generating technologies, we are a Covered Entity. We are committed to maintaining the security and privacy of patients' health information and believe that we meet the expectations of the HIPAA rules. While we believe we are and will be in compliance with all HIPAA standards, there is no guarantee that we will not be subject to enforcement actions, which can be costly and interrupt regular operations of our business.

Risks Related to Our Organizational Structure

DynaVox Inc.'s only material asset is its interest in DynaVox Systems Holdings LLC, and it is accordingly dependent upon distributions from DynaVox Systems Holdings LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

        DynaVox Inc. is a holding company and has no material assets other than its ownership of partnership units of DynaVox Systems Holdings LLC, or Holdings Units. DynaVox Inc. has no independent means of generating revenue. DynaVox Inc. intends to cause DynaVox Systems Holdings LLC to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. To the extent that DynaVox Inc. needs funds, and DynaVox Systems Holdings LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

        DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, has entered into a senior secured credit facility. This agreement includes a restricted payment covenant, which restricts the ability of DynaVox Systems LLC to make distributions to its parent, DynaVox Systems Holdings LLC, which, in turn, limits the ability of DynaVox Systems Holdings LLC to make distributions to DynaVox Inc. In addition, each of DynaVox Systems LLC and DynaVox Systems Holdings LLC are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets.

DynaVox Inc. is controlled by the limited partners of DynaVox Systems Holdings LLC, whose interests may differ from those of our public shareholders.

        As of July 2, 2010, the limited partners of DynaVox Systems Holdings LLC controlled approximately 68.6% of the combined voting power of our Class A and Class B common stock. Accordingly, the limited partners of DynaVox Systems Holdings LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

        In addition, as of July 2, 2010, the limited partners of DynaVox Systems Holdings LLC owned 68.6% of the Holdings Units. Because they hold their ownership interest in our business through DynaVox Systems Holdings LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, these owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in connection with our IPO, and whether and when DynaVox Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners' tax or other considerations even where no similar benefit would accrue to us. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

        Prior to our IPO, DynaVox Inc. and DynaVox Systems Holdings LLC entered into an amended and restated securityholders agreement with funds affiliated with Vestar Capital Partners (or, together with its affiliates, Vestar), Park Avenue Equity Partners L.P. (or, together with its affiliates, Park Avenue) and certain specified other holders of Holdings Units from time to time, including our executive officers. The amended and restated securityholders agreement includes, until such time as the securityholders cease to own at least 25% of the total voting power of DynaVox Inc., a voting agreement pursuant to which the securityholders have agreed to vote their shares and to take any other action necessary to elect the following directors of DynaVox Inc.: (1) one director who shall be the Chief Executive Officer and (2) for so long as Vestar holds 10% of the total voting power of DynaVox Inc., all of the remaining directors shall be designated by Vestar. In addition, the amended and restated securityholders agreement provides Vestar with certain "take along" rights, requiring the other investors party to that agreement to consent to a proposed sale of DynaVox Systems Holdings LLC. These provisions give Vestar substantial control over the Company, and Vestar's interests may differ with your interests as a holder of the Class A common stock. See "Item 13. Certain Relationships and Related Transactions, and Director Independence." As of July 2, 2010, parties to the amended and restated security holders agreement controlled approximately 59.0% of the combined voting power of our Class A and Class B common stock and held 59.0% of the Holdings Units.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Vestar.

        Vestar and its affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and Vestar, on the other hand. As set forth in our certificate of incorporation, neither Vestar, nor any director, officer, stockholder, member, manager or employee of Vestar has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of Vestar may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Vestar to themselves or their other affiliates instead of to us.

We are a "controlled company" within the meaning of the NASDAQ Global Select Market rules. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.

        The parties to our amended and restated securityholders agreement continue to control a majority of the combined voting power of all classes of our voting stock. As a result, we are a "controlled company" within the meaning of the NASDAQ Global Select Market corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements of the NASDAQ Global Select Market, including a majority independent board of directors and independent director oversight of executive officer compensation and director nominations. We rely on these exemptions and, as a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Select Market.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with our IPO, future purchases or exchanges of Holdings Units and related transactions, and the amounts we may pay could be significant.

        In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. We also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by DynaVox Inc. to these parties of 85% of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of our IPO, (ii) the increases in tax basis resulting from our purchases or exchanges of Holdings Units and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

        We expect that the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and/or distributions to DynaVox Inc. by DynaVox Systems Holdings LLC are not sufficient to permit DynaVox Inc. to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the continued ownership of us by the counterparties to the tax receivable agreement.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

        The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, the corporation elects an early termination of the tax receivable agreement, the corporate taxpayer's (or its successor's) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement.

        Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the corporate taxpayer will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that the corporate taxpayer actually realizes in respect of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of our IPO, (ii) the increases in tax basis resulting from our purchases or exchanges of Holdings Units and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Our use of leverage may expose us to substantial risks.

        As of July 2, 2010, we had an aggregate of $48.2 million of long-term debt outstanding (including current installments), consisting of $47.1 million outstanding under our $52.0 million term loan and a $1.1 million note payable. As of July 2, 2010, we had no borrowings under our revolving credit facility. In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing senior secured credit agreement contains covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. A substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purpose. Any substantial decrease in cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions. For a more detailed discussion of our senior secured credit facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Agreements."

The requirements of being a public company may strain our resources and distract our management.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and Class A common stock price.

        Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will be required to meet by July 1, 2011. Because currently we do not have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, our management may not be able to certify as to the adequacy of our internal controls over financial reporting.

        Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our debt agreements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our Class A common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

        Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

  •
  authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

  •
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

  •
  provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

  •
  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

        These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Risks Related to our Class A Common Stock

Shares of our Class A common stock price may decline due to the large number of shares of Class A common stock eligible for future sale and for exchange.

        The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate.

We do not intend to pay any cash dividends in the foreseeable future.

        We do not expect to pay any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.

        Even if we decide in the future to pay any dividends, DynaVox Inc. is a holding company with no independent operations of its own. As a result, DynaVox Inc. depends on DynaVox Systems Holdings LLC and its subsidiaries and affiliates for cash to pay its obligations and make dividend payments. Deterioration in the financial conditions, earnings or cash flow of DynaVox Systems Holdings LLC and its subsidiaries for any reason could limit or impair their ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon our receipt of cash from DynaVox Systems Holdings LLC and its subsidiaries. DynaVox Systems Holdings LLC and its subsidiaries may be restricted from sending cash to us by, among other things, law or provisions of the documents governing our existing or future indebtedness.

If securities or industry analysts stop publishing research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.

        The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

        The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts' earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

        In the past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

        As of July 2, 2010, we have an aggregate of more than 990 million shares of Class A common stock authorized but unissued, including approximately 20.2 million shares of Class A common stock issuable upon exchange of outstanding Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 3,550,000 shares for issuance under our 2010 Long-Term Incentive Plan, including 1,370,500 shares issuable upon the exercise of stock options that we have granted to our officers and employees. See "Item 11. Executive Compensation". Any Class A common stock that we issue, including under our 2010 Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the then existing holders of our Class A common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease a 73,000 square foot facility in Pittsburgh, Pennsylvania, which houses our corporate headquarters and assembly operations. We also lease a 4,000 square foot facility in Birmingham, England. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3.    Legal Proceedings

        As of the date of this report, there were no material proceedings underway. In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Class A common stock currently trades on The NASDAQ Global Select Market under the symbol "DVOX". The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by The NASDAQ Global Select Market from April 22, 2010, the first day of trading following our initial public offering, through our fiscal year end on July 2, 2010. The initial public offering price was $15.00 per share.

Fiscal 2010	Low	High
April 22 to July 2, 2010	$14.08	$18.67

        Our Class B common stock is not publicly traded.

Holders

        On September 8, 2010, there were 6 holders of record of our Class A common stock and 53 holders of record of our Class B commons stock. The number of record holders does not include persons who held our Class A common stock in nominee or "street name" accounts through brokers.

Dividends

        We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain all earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. The declaration, amount and payment of any dividends on shares of Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

        DynaVox Inc. is a holding company and has no material assets other than its ownership of Holdings Units in DynaVox Systems Holdings LLC. We intend to cause DynaVox Systems Holdings LLC to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If DynaVox Systems Holdings LLC makes such distributions to DynaVox Inc., the other holders of Holdings Units will be entitled to receive equivalent distributions.

        DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, has entered into a senior secured credit facility. This agreement includes a restricted payment covenant, which restricts the ability of DynaVox Systems LLC to make distributions to its parent, DynaVox Systems Holdings LLC, which, in turn, limits the ability of DynaVox Systems Holdings LLC to make distributions to DynaVox Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of July 2, 2010:

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,370,500	$15.00	2,179,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,370,500	$15.00	2,179,500

        Equity compensation plans approved by security holders consist of our 2010 Long-Term Incentive Plan.

        The securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans approved by our security holders as of July 2, 2010 consisted of 3,550,000 shares of Class A common stock under our 2010 Long-Term Incentive Plan.

        Options issuable under the 2010 Long-Term Incentive Plan have a maximum term of ten years.

Item 6.    Selected Financial Data.

        The following table presents historical selected financial data for the Company. For more information on the consolidated statement of income data and consolidated balance sheet data set forth below see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
			July 3, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(Amounts in thousands)
Consolidated Statement of Income Data(1):
Net sales	$25,803	$88,496	$91,160	$81,438	$66,160	$61,183
Cost of sales	6,178	21,755	24,366	23,336	19,718	17,351

Gross profit	19,625	66,741	66,794	58,102	46,442	43,832
Operating expenses:
Selling and marketing	5,342	28,785	28,152	24,721	21,743	17,532
Research and development	2,194	7,912	6,886	5,622	4,230	4,088
General and administrative	5,542	12,299	11,854	14,478	9,498	8,151
Amortization of certain intangibles	87	991	468	463	535	599

Total operating expenses	13,165	49,987	47,360	45,284	36,006	30,370

Income from operations	6,460	16,754	19,434	12,818	10,436	13,462
Other income (expense):
Interest income	12	43	111	174	98	71
Interest expense	(440)	(6,361)	(8,420)	(4,856)	(5,582)	(3,951)
Change in fair value and net gain (loss) on interest rate swap agreements	(87)	(659)	(1,588)	(188)	209	—
Loss on extinguishment of debt	(2,441)	—	—	—	—	—
Other expense—net	(10)	(85)	(518)	(362)	(83)	(150)

Total other income (expense)	(2,966)	(7,062)	(10,415)	(5,232)	(5,358)	(4,030)

Income before income taxes	3,494	9,692	9,019	7,586	5,078	9,432
Income taxes	592	102	181	323	174	129

Net income attributable to the controlling and the non-controlling interest	$2,902	$9,590	$8,838	$7,263	$4,904	$9,303

Less: Net income attributable to the non-controlling interest	(2,397)

Net income attributable to DynaVox Inc.	$505

Net income available to Class A common stock per share—Basic	$0.05
Net income available to Class A common stock per share—Diluted	$0.05
Consolidated Balance Sheet Data (at end of period):
Cash	$20,777		$12,631	$6,240	$6,019	$5,557
Working capital	23,703		16,858	11,738	12,362	11,847
Goodwill and intangible assets—net	92,177		80,465	80,933	81,381	81,917
Deferred taxes	41,474		—	—	—	—
Total assets	191,166		124,201	116,784	113,965	110,261
Total long-term debt (excluding current portion)	44,200		79,536	82,795	53,596	57,359
Payable to related parties pursuant to tax receivable agreement	40,870		—	—	—	—
Total stockholders' equity attributable to DynaVox Inc./Total members' equity	26,559		24,813	16,325	44,007	40,763
Non-controlling interest	51,392		—	—	—	—
Total equity	77,864		24,813	16,325	44,007	40,763
Other:
Cash dividend declared per common share	—	—	—	—	—	—

(1)
Certain amounts have been adjusted between Predecessor and Successor periods subsequent to the issuance of our earnings release dated August 25, 2010.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our consolidated financial statements and related notes under Item 8. Financial Statements and Supplementary Data. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Item 1A. Risk Factors". These risks could cause our actual results to differ materially from any future performance suggested below. Accordingly, you should read "Item 1A. Risk Factors."

        We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to "fiscal year 2010" refer to the 52-week period ended on July 2, 2010. Fiscal year 2009 was a 53-week period which ended on July 2, 2009 and fiscal year2008 was a 52-week period which ended on June 27, 2008.

Overview

        We develop and market industry-leading software, devices and content to assist people in overcoming their speech, language or learning disabilities. Our proprietary software is the result of decades of research and development. We believe our trademark- and copyright-protected symbol sets are more widely used than any other in our industry. These assets have positioned us as a leader in two areas within the broader market for assistive technologies—speech generating technologies and special education software.

        Sales of our speech generating technologies is our largest source of revenue. In fiscal years 2010, 2009 and 2008, sales of speech generating technologies produced approximately 79%, 82% and 79%, respectively, of our net sales. Our revenue from sales of speech generating technologies has grown to $90.0 million in fiscal year 2010 from $64.6 million in fiscal year 2008. We believe a primary driver of our sales of speech generating technologies has been and will continue to be the scale and effectiveness of our sales and marketing infrastructure and other awareness-building activities. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology also significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

        Our other source of revenue is sales of special education software. In fiscal years 2010, 2009 and 2008, sales of special education software produced approximately 21%, 18% and 21%, respectively, of our net sales. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales. Currently, revenue from sales of our software products is generated primarily from up-front fees that we collect on the initial sale of our authoring tools. In August 2010, we introduced the next generation of our special education software, which we anticipate will be adopted by our existing customer base as well as new users. This new generation of our software products will allow us to diversify our revenue sources to include licensing fees and sales of professionally-generated content for use with our software platforms.

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

        Our primary operating expenses are selling and marketing, research and development and general and administrative. Our selling and marketing expenses have also increased in absolute terms during the most recent three fiscal years as we have substantially increased the size of our selling and marketing operations. Our research and development expenses have increased over the past three years as a result of commercializing our pipeline of new products, product enhancements and new applications for our existing products. Our general and administrative expenses have also increased from 2009 to 2010 and we expect this increase to continue as we expect to incur additional expenses related to being a publicly-traded company.

        During the first quarter of our fiscal year 2011, which ends on October 1, 2010, we experienced a softening of demand for both our speech generating devices and software products. As a result, operating results for the fiscal first quarter will not be consistent with historical performance or indicative of what we believe to be our long-term future operating potential.

Significant Transactions

Incorporation of DynaVox Inc.

        DynaVox Inc. was incorporated as a Delaware corporation on December 16, 2009 for the purposes of facilitating an initial public offering of common equity. Following the recapitalization and IPO transactions described below, DynaVox Inc.'s sole material asset is a controlling equity interest in DynaVox Systems Holdings LLC. As the sole managing member of DynaVox Systems Holdings LLC, DynaVox Inc. operates and controls all of the business and affairs of DynaVox Systems Holdings LLC and, through DynaVox Systems Holdings LLC and its subsidiaries, conducts our business. Prior to the initial public offering, DynaVox Inc. did not engage in any business or activities except in connection with its formation.

        The certificate of incorporation of DynaVox Inc. authorizes two classes of common stock, Class A common stock and Class B common stock. On April 21, 2010, one or more shares of Class B common stock of DynaVox Inc. were distributed to each of our then-existing owners, each of which provides its owner with no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of DynaVox Inc. for each Holdings Unit held by such holder. Holders of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law.

Recapitalization Transactions

        On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as "Holdings Units." We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 2, 2010 there were 20,451,648 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock.

Initial Public Offering

        On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $15.00 per share. The IPO closed on April 27, 2010. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units.

        Subsequent to the IPO and related offering transactions DynaVox Inc. consolidates the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC is reflected as a non-controlling interest in DynaVox Inc.'s consolidated financial statements beginning April 28, 2010.

        The following table summarizes the proceeds and use of proceeds from the IPO (dollars in thousands):

DynaVox Inc.
Gross proceeds from 9,375,000 Class A common shares	$140,625
Use of Proceeds:
Purchase Holdings Units from existing owners and management	(77,380)
Purchase newly-issued Holdings Units	(63,245)

DynaVox Inc. proceeds	$—

DynaVox Systems Holdings LLC
Proceeds from sale of Holdings Units to DynaVox Inc.	$63,245
Use of Proceeds:
IPO related expenses, including aggregate underwriting discounts of $9,844	(18,254)
Debt repayment	(42,550)

DynaVox Systems Holdings LLC proceeds	$2,441

Tax Receivable Agreement

        DynaVox Systems Holdings LLC intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of Holdings Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Holdings Units. As a result of both the initial purchase of DynaVox Systems Holdings LLC Holdings Units from our then-existing owners immediately prior to the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that the DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. For purposes of the tax receivable agreement, the benefit deemed realized by

DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Systems Holdings LLC as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

        For a complete discussion of the tax receivable agreement see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Predecessor and Successor Periods

        DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries ("DynaVox Holdings" or "Predecessor"). References to "DynaVox," the "Company," and "Successor" refer, subsequent to the IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries and these references (other than "Successor") refer, prior to the IPO and related transactions, to DynaVox Holdings.

        The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes on an aggregated basis that adds the results of the Predecessor with those of the Successor to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) and described as "fiscal 2010" to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies. We also present a separate explanatory discussion on the Predecessor operating performance for the period from July 3, 2009 to April 27, 2010 and for the Successor operating performance for the period from April 28, 2010 to July 2, 2010.

        Our management uses aggregated results for fiscal 2010 principally as a comparable measure of our operating performance compared to prior fiscal years and believes that the aggregated results are useful to investors to assist in their evaluation of our fiscal 2010 operating performance compared to prior fiscal years. Our management also uses the aggregated results for planning purposes, including the preparation of our fiscal 2011 operating budget and financial projections. Our fiscal 2010 aggregated results, however, do not represent and should not be considered as an alternative to net income or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use the fiscal 2010 aggregated results as a measure to assess the operating performance of our business, the aggregated results have a significant limitation as an analytical tool because they exclude certain material items. For example, we only present the aggregated result line items down to income before non-controlling interest and income taxes. Income taxes are a necessary element of our operations. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. The non-controlling interest ownership percentage as of July 2, 2010 was 68.6%.

        We believe the aggregated results as presented, including the discussion comparing such aggregated results to the prior fiscal year, represent the most meaningful comparison of our operating results for income statement line items down to income before non-controlling interest and income taxes. We do not present adjusted pro forma results for fiscal year 2010 as if the IPO and related transactions had occurred on July 4, 2009, the first day of our fiscal 2010 year. Our management believes presenting such pro forma results would not provide our investors the most meaningful presentation and comparison of our operating results.

Components of Results of Operations

Net Sales

        Our sales are recorded net of product returns and an allowance for discounts and adjustments at the time of the sale based upon contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid rates. Our net sales are derived from the sales of speech generating devices and special education software and content. The following table summarizes our net sales by product categories for the time periods to April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended July 3, 2009 and June 27, 2008 (Predecessor) both in dollar amounts and as a percentage of net sales:

	Aggregated	Successor	Predecessor
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
				Fiscal Year Ended
	(a) + (b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Net Sales
Speech generating devices	$89,970	$21,181	$68,789	$75,007	$64,622
Special education software	24,329	4,622	19,707	16,153	16,816

	$114,299	$25,803	$88,496	$91,160	$81,438

Percentage of net sales
Speech generating devices	78.7%	82.1%	77.7%	82.3%	79.4%
Special education software	21.3%	17.9%	22.3%	17.7%	20.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

        From fiscal year 2008 to fiscal year 2010, we grew our net sales at a compound annual growth rate of 18%. Our net sales grew during that time primarily due to:

  •
  the increasing awareness, acceptance and use of speech generating devices;

  •
  the expansion and increased specialization of our U.S. direct sales force beginning in fiscal year 2007;

  •
  a shift in the mix of speech generating technologies sales from digitized products to synthesized products based on the introduction of the Series V; and

  •
  continued strength from our special education software catalog and Internet distribution channels and international sales of our special education software.

  •
  the expansion of our product portfolio.

        Each of fiscal 2010 and fiscal 2008 consisted of 52 weeks, compared to 53 weeks in fiscal 2009.

        Since fiscal year 2008, the geographic distribution of our net sales has remained relatively stable with U.S. net sales constituting approximately 82% to 86% of our net sales.

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

Operating Expenses

        Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions, benefits and other personnel related expenses for employees engaged in field sales, front-end technical support to assist the sales process, sales operations (order authorization, processing and billing), marketing and external advertising and promotion. While some of these expenses vary proportionally with net sales, such as commissions, the majority of these expenses do not. As a result, selling and marketing expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

        Our selling and marketing expenses increased in absolute terms during the three most recent fiscal years but decreased as a percentage of net sales to 29.9% in fiscal year 2010 as compared to 30.9% in fiscal year 2009 and 30.4% in fiscal year 2008. This decrease in fiscal year 2010 as a percentage of net sales is primarily a result of our ability to leverage our sales and marketing cost structure over increased net sales.

        We expect our selling and marketing expenses to continue to increase in absolute terms as we continue to expand our direct sales force, both in the United States and internationally, and as we increase marketing costs around the launch of new products.

        Research and Development.    Our research and development expenses consist primarily of compensation of employees associated with the development, design and testing of new products, product enhancements and new applications for our existing products. We expense all of our research and development costs as they are incurred. Certain patent technology costs are capitalized using an estimated useful life of 10 years.

        Our research and development expenses have increased as a percentage of net sales over the past three years from 6.9% in fiscal 2008 to 8.8% in fiscal 2010. This increase is a result of increased spending on developing our pipeline of new products, product enhancements and new applications for our existing products. We expect to continue to invest in the development of new products and technologies and expect our total research and development expenses to increase in absolute terms.

        General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and other personnel related expenses for employees engaged in finance, human resources and executive management. Other costs include outside legal and accounting fees, risk management (insurance) and other administrative costs.

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

        Amortization of Certain Intangible Assets.    We have finite-lived intangible assets composed of non-compete agreements, acquired software technology, patent technology, trade names, and acquired backlog which are amortized on a straight-line basis over their estimated useful lives. Non-competition agreements are amortized over six years, acquired software technology is amortized over three to ten years, patent technology is amortized over 10 years, trade names are amortized over three years, and acquired backlog is amortized over a six-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of non-competition agreements and acquired backlog is included in operating expenses.

Equity-Based Compensation

        As a result of the IPO and related transactions certain pre-IPO equity units were subject to accelerated vesting resulting in expense recognition of approximately $1.7 million in the fourth quarter of fiscal 2010 of previously unrecognized compensation expense. The vesting of performance-based units was accelerated upon the pricing of the IPO as the existing owners achieved the required return on their original capital contribution based on the IPO per share price of $15.00. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to the performance-based units by the Successor. The vesting of service-based units for our Chief Executive Officer and our Chief Operating Officer was also accelerated. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to such service-based units. Our remaining service-based units retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule. The $1.7 million of accelerated equity-based compensation is reflected in the results of operations as $0.6 million of selling and marketing, $0.2 million of research and development and $0.9 million of general and administrative.

        In conjunction with the IPO we granted 1,370,500 stock options to employees under the 2010 DynaVox Inc. Long-Term Incentive Plan. In addition, we granted 8,355 shares of restricted stock to certain of our directors on the same date. Fair values were derived using a Black-Scholes pricing model and based on the IPO price of $15.00 per share of Class A common stock. The estimated expense of $9.6 million will be expensed over the applicable service periods of four and five years and recorded into the expense categories in accordance with the manner in which option holders' other compensation is recorded. As of July 2, 2010, $9.2 million of the $9.6 million was still unrecognized compensation expense.

Interest Expense

        Interest expense consists primarily of interest on borrowings under our existing and previous credit facilities and the previous senior subordinated notes. We issued the senior subordinated notes in June of 2008 to fund the repurchase of all of the Holdings Units held by a related party. In April 2010 we repaid the senior subordinated notes with a portion of the proceeds from the IPO. If this repayment would have occurred at the beginning of fiscal year 2010 interest expense in fiscal year 2010 would have decreased by approximately $3.8 million.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements

        During fiscal year 2009, we removed the cash flow hedge designation of our interest rate swap agreements. As a result, prospective changes in fair value associated with the derivative instruments are recognized directly in earnings and amounts residing in other comprehensive income related to the previously cash flow designated hedge are reclassified to earnings once the forecasted transaction affected earnings. Previously, these changes in fair value had been reported as a component of accumulated other comprehensive income on our consolidated balance sheet.

Other Expense, Net

        Other expense, net primarily includes the amortization of deferred financing fees, the write-off of deferred financing fees because of a re-financing, and the realization of foreign exchange gains and losses.

Income Taxes

        Prior to April 28, 2010, the Company had not been subject to U.S. federal income taxes and most applicable state and local income taxes as the Predecessor entity is an LLC. As a partnership, the taxable income or loss is passed through to and included in the tax returns of our members. Accordingly, the accompanying consolidated financial statements prior to April 28, 2010 do not include a provision for federal and most state and local income taxes. However, we generally made distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying consolidated statements of income prior to April 28, 2010 include tax expense related to those states and to U.S. and foreign jurisdictions where those subsidiaries operate. Subsequent to April 28, 2010 DynaVox Inc. became subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and will be taxed at the prevailing corporate tax rates.

Adjusted EBITDA

        Adjusted EBITDA represents net income before interest income, interest expense, non-controlling interest and income taxes, and depreciation and amortization and the other adjustments noted in the table below. We present Adjusted EBITDA because:

  •
  Adjusted EBITDA is used by management in managing our business as an indicator of our operating performance;

  •
  our compliance with certain covenants in our credit agreement is measured based on Adjusted EBITDA; and

  •
  targets for Adjusted EBITDA are among the measures we use to evaluate our management's performance for purposes of determining their compensation under our management incentive bonus plan.

        Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions, debt refinancing fees, an insurance recovery and management fees that we have historically paid to Vestar and certain other existing owners pursuant to a management agreement. In connection with the IPO, the management agreement with Vestar and certain other pre-IPO owners was terminated. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income, net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

        The Company, as a result of the IPO and the related transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company will operate and control all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conduct our business. As of April 28, 2010, the Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of April 28, 2010 and July 2, 2010 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
April 28, 2010 & July 2, 2010	20,451,648	9,375,000	29,826,648
	68.6%	31.4%	100%

*
Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation's Class A common stock on a one-for-one basis

        The non-controlling interest associated with the initial investment by DynaVox Holdings in the Company and subsequent transactions is calculated as follows (dollars in thousands):

DynaVox Holdings equity balance as of April 27, 2010(1)	$71,417
Non-controlling unitholders' percentage	68.6%

Initial allocation of non-controlling interest in DynaVox Inc.	$48,992
Initial allocation of non-controlling interest shareholder notes	(271)

Total non-controlling interest of DynaVox Inc.	48,721
Non-controlling interest allocation for the period from April 28, 2010 to July 2, 2010:
Non-controlling interest associated with other comprehensive income	—
Payment of non-controlling interest shareholder notes	184
Interest on non-controlling interest shareholder notes	3
Allocation of income of DynaVox Inc.	2,397
Balance of non-controlling interest as of July 2, 2010	$51,305

(1)
Represents net book value of DynaVox Holdings immediately prior to the IPO of $24,517, an increase in net book value resulting from sale of Holdings Units to DynaVox Inc., less transaction costs of $44,990 and allocation of deferred tax assets of $1,910.

Results of Operations

        The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes on an aggregated basis that adds the results of the Predecessor with those of the Successor to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies.

 Results of Operations
(Unaudited)
(Dollars in thousands)

	Aggregated(1)		Successor(2)		Predecessor(2)
	(a + b) Fifty-Two Weeks Ended July 2, 2010	% of Net sales	(a) Period from April 28, 2010 to July 2, 2010	% of Net sales	(b) Period from July 4, 2009 to April 27, 2010	% of Net sales	Fifty-Three Weeks Ended July 3, 2009	% of Net sales	Fifty-Two Weeks Ended June 27, 2008	% of Net sales
Net sales	$114,299	100.0%	$25,803	100.0%	$88,496	100.0%	$91,160	100.0%	$81,438	100.0%
Cost of sales	27,933	24.4%	6,178	23.9%	21,755	24.6%	24,366	26.7%	23,336	28.7%

Gross profit	86,366	75.6%	19,625	76.1%	66,741	75.4%	66,794	73.3%	58,102	71.3%
Selling and marketing	34,127	29.9%	5,342	20.7%	28,785	32.5%	28,152	30.9%	24,721	30.4%
Research and development	10,106	8.8%	2,194	8.5%	7,912	8.9%	6,886	7.6%	5,622	6.9%
General and administrative	17,841	15.6%	5,542	21.5%	12,299	13.9%	11,854	13.0%	14,478	17.8%
Amortization of certain intangibles	1,078	0.9%	87	0.3%	991	1.1%	468	0.5%	463	0.6%

Income from operations	23,214	20.3%	6,460	25.0%	16,754	18.9%	19,434	21.3%	12,818	15.7%
Interest income	55	0.0%	12	0.0%	43	0.0%	111	0.1%	174	0.2%
Interest expense	(6,801)	(6.0)%	(440)	(1.7)%	(6,361)	(7.2)%	(8,420)	(9.2)%	(4,856)	(6.0)%
Change in fair value and net loss on interest rate swap agreement	(746)	(0.7)%	(87)	(0.3)%	(659)	(0.7)%	(1,588)	(1.7)%	(188)	(0.2)%
Loss on extinguishment of debt	(2,441)	(2.1)%	(2,441)	(9.5)%	—	0.0%	—	0.0%	—	0.0%
Other (expense) income—net	(95)	(0.1)%	(10)	0.0%	(85)	(0.1)%	(518)	(0.6)%	(362)	(0.4)%

Income before income taxes	$13,186	11.5%	$3,494	13.5%	$9,692	11.0%	$9,019	9.9%	$7,586	9.3%

(1)
Represents aggregated Predecessor and Successor results for the period presented. The combined results should not be used in isolation or substitution of Successor and Predecessor results.

(2)
Certain amounts have been adjusted between Predecessor and Successor periods subsequent to the issuance of our earnings release dated August 25, 2010.

 Adjusted EBITDA
(Unaudited)

	Aggregated	Successor	Predecessor
Other Financial Data	(a) + (b) Fifty-Two Weeks Ended July 2, 2010 (Unaudited)	(a) Period from April 28, 2010 to July 2, 2010 (Unaudited)	(b) Period from July 4, 2009 to April 27, 2010 (Unaudited)	Fifty-Three Weeks Ended July 3, 2009 (Unaudited)	Fifty-Two Weeks Ended June 27, 2008 (Unaudited)
	(Dollars in thousands)
Adjusted EBITDA(1)	$32,929	$10,268	$22,661	$24,470	$18,749

(1)
The Adjusted EBITDA presented consists of net income before non-controlling interest and income taxes, interest income, interest expense, and depreciation and amortization and other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Aggregated	Successor	Predecessor
	(a) + (b) Fifty-Two Weeks Ended July 2, 2010 (Unaudited)	(a) Period from April 28, 2010 to July 2, 2010 (Unaudited)	(b) Period from July 4, 2009 to April 27, 2010 (Unaudited)	Fifty-Three Weeks Ended July 3, 2009 (Unaudited)	Fifty-Two Weeks Ended June 27, 2008 (Unaudited)
	(Dollars in thousands)
Income before income taxes	$13,186	$3,494	$9,692	$9,019	$7,586
Depreciation	2,871	583	2,288	2,186	1,671
Amortization of certain intangibles	1,428	177	1,251	468	463
Interest income	(55)	(12)	(43)	(111)	(174)
Interest expense	6,801	440	6,361	8,420	4,856
Change in fair value and net loss on interest rate swap agreements	746	87	659	1,588	188
Loss on extinguishment of debt(1)	2,441	2,441	—	—	—
Other (income) expense, net(2)	(84)	(82)	(2)	862	488
Equity-based compensation	2,767	2,133	634	764	871
Employee severance and other costs	1,355	734	621	501	2,200
Acquisition costs(3)	484	139	345	430	—
Management fee(4)	300	—	300	300	300
Other adjustments(5)	689	134	555	43	300

Adjusted EBITDA	$32,929	$10,268	$22,661	$24,470	$18,749

(1)
Early repayment penalty and related expenses resulting from $31,000 aggregate principal amount of senior subordinated notes repaid with proceeds from the IPO.

(2)
Excludes realized foreign currency gains or losses.

(3)
Legal, accounting and other external costs related to the purchases of Blink-Twice Inc. and Eye Response Technologies, Inc.

(4)
Prior to April 21, 2010 we received advisory services from Vestar Capital Partners and certain pre-IPO owners. These arrangements concluded on April 21, 2010.

(5)
Includes certain amounts related to professional fees on debt financing, non-recurring equity valuation cash compensation expense, recoveries from property insurance claims and other taxes.

Successor Period from April 28, 2010 to July 2, 2010

Net Sales

        Net sales were $25.8 million for the successor period from April 28, 2010 to July 2, 2010. The $25.8 million of net sales were comprised of $21.2 million of speech generating devices and $4.6 million of software sales.

Gross Profit

        Gross profit was 76.1%, or $19.6 million, in the successor period from April 28, 2010 to July 2, 2010.

Operating Expenses

        Operating expenses for the Successor period from April 28, 2010 to July 2, 2010 were $13.2 million and consisted primarily of selling and marketing expenses of $5.3 million, research and development expenses of $2.2 million and general and administrative expenses of $5.5 million. As a result of the IPO and related transactions certain equity units were subject to accelerated vesting resulting in expense recognition of approximately $1.7 million in the successor period from April 28, 2010 to July 2, 2010 of previously unrecognized compensation expense. The $1.7 million of accelerated equity-based compensation is reflected in the results of operations as $0.6 million of selling and marketing, $0.2 million of research and development and $0.9 million of general and administrative expenses. Operating expenses during the Successor period from April 28, 2010 to July 2, 2010 also included $0.7 million of severance costs.

Income From Operations

        Income from operations was $6.5 million for the Successor period from April 28, 2010 to July 2, 2010 as a result of the items described above.

Loss on Extinguishment of Debt

        We redeemed the $31.0 million subordinated note in April 2010 with proceeds from the IPO which caused us to recognize a $2.4 million loss on extinguishment of debt in the Successor period from April 28, 2010 to July 2, 2010. The $2.4 million loss was comprised of a $1.5 million prepayment penalty and the write-off of $0.9 million of previously capitalized deferred financing fees.

Income Before Income Taxes

        Income before income taxes was $3.5 million or 13.5% of net sales for the Successor period from April 28, 2010 to July 2, 2010 due to the reasons discussed above.

Adjusted EBITDA.

        Adjusted EBITDA was $10.3 million for the Successor period from April 28, 2010 to July 2, 2010. The Adjusted EBITDA measure presented consists of net income before non-controlling interest and income taxes, interest income, interest expense, and depreciation and amortization, and the other adjustments noted in the table above.

Predecessor Period from July 4, 2009 to April 27, 2010

Net Sales

        Net sales were $88.5 million for the Predecessor period from July 4, 2009 to April 27, 2010. The $88.5 million of net sales were comprised of $68.8 million of speech generating devices and $19.7 million of software sales.

Gross Profit

        Gross profit was 75.4%, or $66.7 million, in the Predecessor period from July 4, 2009 to April 27, 2010.

Operating Expenses

        Operating expenses for the Predecessor period from July 4, 2009 to April 27, 2010 were $50.0 million and consisted primarily of selling and marketing expenses of $28.8 million, research and development expenses of $7.9 million, general and administrative expenses of $12.3 million and amortization of certain intangibles of $1.0 million.

Income from Operations

        Income from operations was $16.8 million for the Predecessor period from July 4, 2009 to April 27, 2010 as a result of the items described above.

Interest Expense

        Interest expense was $6.4 million for the Predecessor period from July 4, 2009 to April 27, 2010. We redeemed a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income before Income Taxes

        Income before income taxes was $9.7 million or 11.0% of net sales for the Predecessor period from July 4, 2009 to April 27, 2010 due to the reasons discussed above.

Adjusted EBITDA.

        Adjusted EBITDA was $22.7 million for the predecessor period from July 4, 2009 to April 27, 2010. The Adjusted EBITDA measure presented consists of net income before non-controlling interest and income taxes, interest income, interest expense, and depreciation and amortization, and the other adjustments noted in the table above.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales

        We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. Our fiscal year 2010 was a 52-week period compared to a 53-week period in fiscal year 2009. Net sales increased 25.4%, or $23.1 million, to $114.3 million for fiscal 2010 from $91.2 million for fiscal 2009. Excluding the estimated $2.2 million of incremental net sales resulting from the extra week in the prior year, fiscal 2010 net sales increased approximately 28.4%. The increase in net sales was due both to speech generating device sales, which increased $15.0 million or 20% and software sales, which increased $8.2 million or 51%. The growth in device sales was primarily a result of higher unit and accessory sales in the United States of $14.6 million mainly resulting from the growth and productivity of our field sales organization. Software sales increased primarily as a result of continued strength from the catalog and Internet distribution channels and international sales, which included incremental sales of $1.1 million from one customer.

Gross Profit

        Gross profit increased 29.3%, or $19.6 million, to $86.4 million for fiscal 2010 from $66.8 million in fiscal 2009. Gross margin increased 230 basis points to 75.6% in fiscal 2010 from 73.3% in fiscal 2009. The margin increase was due to contributions from both devices and software. The increase was mainly the result of our ability to leverage our existing infrastructure to increase capacity without significantly increasing our costs.

Operating Expenses

        Selling and Marketing.    Selling and marketing expenses increased 21.2%, or $6.0 million, to $34.1 million for fiscal 2010 from $28.2 million in fiscal 2009. This increase reflects the continued investment in both our marketing field sales organizations, which increased in headcount by approximately 24%, or approximately $3.5 million. Other expenses associated with the growth of our sales force such as demonstration equipment, sales commissions and post-sale technical support also increased approximately $1.1 million. During the fourth quarter of fiscal 2010 we recognized approximately $0.6 million of equity-based compensation expense for our sales and marketing associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. Selling and marketing expenses totaled 29.9% and 30.9% of net sales for fiscal 2010 and fiscal 2009, respectively.

        Research and Development.    Research and development expenses increased 46.8%, or $3.2 million, to $10.1 million in fiscal 2010 from $6.9 million in fiscal 2009. This increase was due to the continued investment in research and development personnel focused on enhancements to existing products and software development for use in both our devices and our software products. During the fourth quarter of fiscal 2010 we recognized approximately $0.2 million of equity-based compensation expense for our research and development associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO.

        General and Administrative.    General and administrative expenses increased 50.5%, or $6.0 million, to $17.8 million in fiscal 2010 from $11.9 million in fiscal 2009. Contributing to the increase were mainly higher associate compensation and related expense of $1.7 million, incremental severance of $0.9 million, non-recurring equity valuation cash compensation expense of $0.6 million, as well as, increased expense of $0.7 million on information technology investments. In addition, fiscal 2010 included approximately $0.5 million public company costs as a result of our April 2010 IPO. During the fourth quarter of fiscal 2010 we recognized approximately $0.9 million of equity-based compensation expense for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. These costs as a percentage of net sales were 15.6% and 13.0% for fiscal 2010 and fiscal 2009, respectively.

        Amortization of Certain Intangibles.    Amortization of certain intangibles was $1.1 million for fiscal 2010 and $0.5 million for fiscal 2009. The net increase of $0.6 million reflects the amortization on the intangible assets resulting from the Blink-Twice Inc. acquisition of $0.7 million that occurred on July 6, 2009 and the amortization on the intangible assets resulting from the Eye Response Technologies, Inc. acquisition of $0.2 million that occurred on January 4, 2010. The increase in amortization expense as a result of the two acquisitions was offset to some degree by certain intangibles achieving full amortization during fiscal 2010.

        Income From Operations.    Income from operations increased $3.8 million, to $23.2 million, for fiscal 2010 compared to $19.4 million for fiscal 2009. We estimate the prior year operating income includes $0.7 million of additional operating income as a result of the extra week of net sales. The increase in income from operations was mainly due to a 29.3%, or $19.6 million, improvement in gross profit offset to some degree by a 33.3%, or $15.8 million, increase in operating expenses. Fiscal 2010 operating expenses included approximately $1.7 million of equity-based compensation expense for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. Fiscal 2010 also included approximately $0.9 million of incrementally higher severance costs compared to fiscal 2009.

        Interest Expense.    Interest expense decreased $1.6 million to $6.8 million for fiscal 2010 from $8.4 million for fiscal 2009. This decrease was primarily a result of the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO. Also contributing to the decrease was the impact of a lower level of weighted average borrowings as we made scheduled principal payments during fiscal 2010 and fiscal 2009 and an excess cash flow payment during fiscal 2010. In addition, a decline in the borrowing rate under our senior secured credit facility to 4.3% at July 2, 2010 from 4.9% at July 3, 2009 contributed to the decrease.

        Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements.    For fiscal 2010 there was a decrease of $0.8 million of expense to $0.7 million from $1.6 million in fiscal 2009. The decrease is primarily attributable to $0.9 million of expense recognized on a swap agreement during fiscal 2009 as a result of a decline in the interest rate during the period which did not reoccur in fiscal 2010.

        Loss on Extinguishment of Debt.    We redeemed the $31.0 million subordinated note in April 2010 with proceeds from the IPO which caused us to recognize a $2.4 million loss on extinguishment of debt in fiscal 2010. The $2.4 million loss was comprised of a $1.5 million prepayment penalty and the write-off of $0.9 million of previously capitalized deferred financing fees.

        Income Before Income Taxes.    Income before income taxes increased $4.2 million, to $13.2 million or 11.5% of net sales for fiscal 2010 from $9.0 million or 9.9% of net sales for fiscal 2009 due to the reasons discussed above. DynaVox Inc. is a holding company, and its sole material asset is a controlling equity interest in DynaVox Systems Holdings LLC. As the sole managing member of DynaVox Systems Holdings LLC, DynaVox Inc. will operate and control all of the business and affairs of DynaVox Systems Holdings LLC. Subsequent to April 27, 2010, DynaVox Inc. consolidates the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC is reflected as a non-controlling interest in DynaVox Inc.'s consolidated financial statements.

        Adjusted EBITDA.    Adjusted EBITDA increased $8.5 million to $32.9 million for fiscal 2010 compared to $24.5 million for fiscal 2009. We estimate the additional week in fiscal 2009 generated $2.2 million in incremental net sales and approximately $0.7 million of Adjusted EBITDA. The Adjusted EBITDA measure presented consists of earnings before income taxes, depreciation, amortization, and the other adjustments noted in the table above.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales

        Net sales increased 11.9%, or $9.7 million, to $91.2 million in fiscal year 2009 from $81.4 million in fiscal year 2008. The increase in net sales was primarily due to speech generating device sales which increased $10.4 million while software sales decreased $0.7 million. The growth in device sales was a result of strong demand in the United States with sales increasing $12.4 million in fiscal year 2009 compared with fiscal year 2008. This increase in sales was attributable to the introduction of new products during fiscal year 2009. Also contributing to the overall growth domestically was the expansion of our sales organization and the execution of a sales strategy focusing on certain target markets.

Gross Profit

        Gross profit increased 15.0%, or $8.7 million, to $66.8 million in fiscal year 2009 from $58.1 million in fiscal year 2008. Gross margin increased 200 basis points to 73.3% in fiscal year 2009 from 71.3% in fiscal year 2008. The increase was mainly the result of an increase in sales of synthesized products, coupled with our ability to leverage our existing infrastructure to increase capacity without significantly increasing our costs.

Operating Expenses

        Selling and Marketing Expenses.    Selling and marketing expenses increased 13.9%, or $3.4 million, to $28.2 million in fiscal year 2009 from $24.7 million in fiscal year 2008. As a percentage of net sales these costs were 30.9% and 30.4% in fiscal year 2009 and fiscal year 2008, respectively. Our investment in the field sales organization was the main reason for the increase, coupled with variable selling expenses such as commissions, which increased due to increased sales.

        Research and Development Expenses.    Research and development expenses increased 22.5%, or $1.3 million, to $6.9 million in fiscal year 2009 from $5.6 million in fiscal year 2008. This increase was primarily due to our investment in additional technical resources to support our growth initiatives.

        General and Administrative Expenses.    General and administrative expenses decreased 18.1%, or $2.6 million, to $11.9 million in fiscal year 2009 from $14.5 million in fiscal year 2008. As a percentage of net sales these costs were 13.0% and 17.8% in fiscal year 2009 and fiscal year 2008, respectively. The decrease was primarily due to effective cost management and the absence of $1.7 million in incremental employee severance costs incurred in fiscal year 2008, but not in fiscal year 2009.

        Interest Expense.    Interest expense increased $3.6 million to $8.4 million for fiscal year 2009 from $4.9 million for fiscal year 2008. This increase was due to the higher average borrowings resulting from our senior subordinated notes that we issued on June 23, 2008 in the amount of $31.0 million, which bore interest at 15% per annum.

        Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements    During fiscal year 2009, we recorded a loss of $1.6 million on our interest rate swap agreements as we removed the cash flow hedge designation of the interest rate swap arrangements. All prospective changes in fair value were recorded as change in fair value and net gain (loss) on interest rate swap agreements in our consolidated statement of income during fiscal year 2009. Previously, these changes in fair value had been recorded in accumulated other comprehensive income on our consolidated balance sheet.

        Net Income.    Net income increased $1.6 million, to $8.8 million or 9.7% of net sales for fiscal year 2009 from $7.3 million or 8.9% of net sales.

Quarterly Results and Seasonality

        Our business is seasonal and historically has realized a higher portion of net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). Fourth quarter sales represented 29% and 33% of total annual sales for fiscal years 2010 and 2009, respectively. In our fiscal year ended July 2, 2010, 54% of our net sales occurred in the second half of our fiscal year compared to 57% of our net sales occurring in the second half of our fiscal year 2009. Sales of our speech generating technologies and of our special education software are highly seasonal as schools make a large percentage of their purchases of these products at the end of the school year, which is the second quarter of the calendar year and the fourth quarter of our fiscal year.

        The following table sets forth our historical unaudited quarterly consolidated statements of income data for each of our eight fiscal quarters ended July 2, 2010 and expressed as a percentage of our net sales. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Quarterly Results of Operations

	Predecessor				Successor
	For the Quarter Ended(1)			Fourth Quarter Ended(1)
	October 2, 2009	January 1, 2010	April 2, 2010	Period from April 3, 2010 to April 27, 2010 (a)(4)	Period from April 28, 2010 to July 2, 2010 (b) (2)(3)(4)	Aggregated(5) (a + b)
	(Amounts in thousands)
Net sales	$24,255	$28,608	$28,382	$7,251	$25,803	$33,054
Gross profit	18,191	21,523	21,501	5,526	19,625	25,151
Income from operations	4,134	5,838	5,257	1,525	6,460	7,985
Net income attributable to controlling and non-controlling interests	1,660	3,724	2,882	1,324	2,902	4,226
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	—	505	505
Year over year increase (decrease)(6)
Net sales	26.3%	46.2%	29.1%	N/A	N/A	8.7%
Gross profit	30.7%	53.1%	33.2%	N/A	N/A	10.9%
Income from operations	30.9%	120.0%	18.2%	N/A	N/A	(13.0)%
Net income attributable to controlling and non-controlling interests	72.9%	N/M	102.0%	N/A	N/A	(36.8)%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A	N/A	N/A
% of Annual Amount
Net sales	21.2%	25.0%	24.8%	N/A	N/A	28.9%
Gross profit	21.1%	24.9%	24.9%	N/A	N/A	29.1%
Income from operations	17.8%	25.1%	22.6%	N/A	N/A	34.4%
Net income attributable to controlling and non-controlling interests	13.3%	29.8%	23.1%	N/A	N/A	33.8%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A	N/A	N/A

	Predecessor
	For the Quarter Ended(1)
	September 26, 2008	December 26, 2008	March 27, 2009	July 3, 2009
	(Amounts in thousands)
Net sales	$19,200	$19,575	$21,979	$30,406
Gross profit	13,923	14,054	16,146	22,670
Income from operations	3,157	2,654	4,446	9,177
Net income attributable to controlling and non-controlling interests	960	(235)	1,427	6,686
Net income attributable to DynaVox Inc.	—	—	—	—
Year over year increase (decrease)(6)
Net sales	17.1%	(1.4)%	12.3%	18.7%
Gross profit	22.5%	(0.9)%	16.2%	21.5%
Income from operations	297.7%	(7.6)%	41.4%	52.8%
Net income attributable to controlling and non-controlling interests	279.4%	(116.0)%	(12.6)%	42.3%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A
% of Annual Amount
Net sales	21.1%	21.5%	24.1%	33.4%
Gross profit	20.8%	21.0%	24.2%	33.9%
Income from operations	16.2%	13.7%	22.9%	47.2%
Net income attributable to controlling and non-controlling interests	10.9%	(2.7)%	16.1%	75.7%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A

(1)
Our fiscal year and fourth quarter ended July 2, 2010 consisted of 52 weeks and thirteen weeks, respectively. Our fiscal year and fourth quarter ended July 3, 2009 consisted of 53 weeks and fourteen weeks, respectively. We estimate that the extra week in fiscal 2009 generated approximately $2.2 million in incremental net sales and approximately $0.7 million in incremental income from operations.

(2)
The Successor period from April 28, 2010 to July 2, 2010 income from operations reflects approximately $1.7 million of equity-based compensation expense , for which expense recognition was acclerated as a result of the IPO and approximately $0.5 million of public company related expenses not present in the prior year fourth quarter.

(3)
The Successor period from April 28, 2010 to July 2, 2010 net income attributable to controlling and non-controlling interests reflects a $2.4 million loss on extinguishment of debt related to the IPO.

(4)
Certain amounts have been adjusted between Predecessor and Successor periods subsequent to the issuance of our earnings release dated August 25, 2010.

(5)
Represents aggregate Predecessor and Successor results for the period presented. The combined results should not be used in isolation or substitution of Successor and Predecessor results.

(6)
The year over year increase (decrease) is calculated by comparing the stated period to the same period in the prior year.

Liquidity and Capital Resources

        The primary sources of cash are existing cash, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As Of
	July 2, 2010	July 3, 2009	June 27, 2008
	(Amounts in thousands)
Cash	$20,777	$12,631	$6,240
Revolving loan availability	12,925	10,000	9,000

        Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement, and any redemptions of common units. On April 27, 2010 a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes. This will reduce originally scheduled interest expense by approximately $24.4 million over the next five years. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. We distributed the $10.0 million to the Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Our revolving loan availability was $12.9 million as of July 2, 2010. Any borrowings under the revolving loan facility is either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company's option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company's compliance with certain contractual financial and non-financial covenants.

        As part of the IPO and related transactions we entered into a tax receivable agreement with the DynaVox Holdings owners that will provide for the payment from time to time by DynaVox Inc. to the DynaVox Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

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

Cash Flow

        A summary of operating, investing and financing activities are shown in the following table for the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor):

	Aggregated	Successor	Predecessor
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
				Years Ended
	(a) + (b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$21,000	$4,010	$16,990	$13,185	$14,235
Used in investing activities	(8,966)	(768)	(8,198)	(2,851)	(2,186)
Provided by (used in) financing activities	(3,888)	4,734	(8,622)	(3,928)	(11,834)
Effect of exchange rate changes on cash	—	(47)	47	(15)	6

Increase in cash	$8,146	$7,929	$217	$6,391	$221

        Our net cash flow from operations (on an aggregated basis) for each of the last three fiscal years was $21.0 million, $13.2 million and $14.2 million, respectively. The significant increase in fiscal year 2010 when compared to fiscal year 2009 and fiscal 2008 was due to improvement in operating performance.

        Net cash used in investing activities consists primarily of capital expenditures for each year presented (on an aggregated basis) and two strategic acquisitions in fiscal 2010. We disbursed $4.6 million of cash (net of cash acquired) for two strategic acquisitions during fiscal year 2010, Blink-Twice Inc. in July 2009 and Eye Response Technologies, Inc., in January 2010. Capital expenditures (on an aggregated basis) increased to $4.3 million in fiscal 2010 compared to $2.9 million in fiscal 2009 and $2.2 million in fiscal 2008 primarily as a result of additional equipment deployed to our field based sales force and the installation of a new telecommunications system.

        Except for our April 2010 initial public offering our financing activities have been primarily limited to making required principal payments on our credit facility and periodic tax-related distributions to our existing owners. On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $15.00 per share. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock receiving gross proceeds of approximately $140.6 million of which approximately $2.4 million was for general corporate purposes (for more explanation on the use of proceeds see the "Initial Public Offering" section earlier in this Item). The IPO closed on April 27, 2010. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility. We distributed the $10.0 million in the form of a dividend to the DynaVox Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010.

Operating Activities

        Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords among others. We generally collect our accounts receivable within 75 days.

        The principal factors impacting net cash provided by operating activities are the profitable operation of the business and the management of its working capital as shown below for the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor):

			Predecessor
	Aggregated	Successor
				Years Ended
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
	(a) + (b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Operating activities
Net income	$12,492	$2,902	$9,590	$8,838	$7,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,084	886	4,198	3,469	2,542
Equity-based compensation expense	2,767	2,133	634	764	871
Change in fair value of interest rate swaps	(252)	(137)	(115)	425	1,006
Change in fair value of acquisition contingencies	(37)	(40)	3	—	—
Deferred taxes	209	561	(352)	—	—
Loss on extinguishment of debt	866	866	—	—	—

	21,129	7,171	13,958	13,496	11,682
Changes in operating assets and liabilities	(129)	(3,161)	3,032	(311)	2,553

Net cash provided by operating activities	$21,000	$4,010	$16,990	$13,185	$14,235

        The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities shown below for the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor):

			Predecessor
	Aggregated	Successor
				Years Ended
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
	(a) + (b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$(935)	$(2,708)	$1,773	$(1,969)	$591
Inventories	(2,020)	10	(2,030)	319	134
Trade accounts payable	773	619	154	1,132	(1,121)
Accrued expenses and other current liabilities	1,820	(1,102)	2,922	178	3,081
Other	233	20	213	29	(132)

Changes in operating assets and liabilities	$(129)	$(3,161)	$3,032	$(311)	$2,553

        Net cash provided by operating activities (on an aggregated basis) improved by $7.8 million to $21.0 million in fiscal year 2010 from $13.2 million in fiscal year 2009. The $3.7 million increase in net income, the $2.0 million increase in equity-based compensation and the $1.6 million increase in depreciation and amortization for fiscal 2010 when compared to fiscal 2009 were the primary reasons for the improvement in net cash provided by operating activities.

        Net cash provided by operating activities was $13.2 million in fiscal year 2009 and $14.2 million in fiscal year 2008. The $1.1 million decline in net cash provided by operating activities in fiscal year 2009 compared to fiscal year 2008 is due to a decrease in changes in operating assets and liabilities of $2.9 million partially offset by the increase in net income of $1.6 million as well as higher amortization of deferred financing costs and depreciation and amortization. The decrease in changes in operating assets and liabilities was mainly related to the decrease in the change in accrued expenses and other current liabilities of $2.9 million due to accruals recorded at June 27, 2008 for royalties, compensation and increased commissions due to a larger number of sales representatives and increased net sales during fiscal year 2009. The changes in trade receivables, inventories and trade accounts payable had a neutral effect.

Investing Activities

        Investing activities for the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor) consists of capital expenditures and acquisitions of businesses.

			Predecessor
	Aggregated	Successor
				Years Ended
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
	(a) + (b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Investing activities
Capital expenditures	$(4,345)	$(768)	$(3,577)	$(2,851)	$(2,186)
Acquisition of businesses	(4,621)	—	(4,621)	—	—

Net cash used in investing activities (on an aggregated basis)	$(8,966)	$(768)	$(8,198)	$(2,851)	$(2,186)

        Net cash used in investing activities increased $6.1 million to $9.0 million for fiscal year 2010 from $2.9 million for fiscal year 2009. There were two acquisitions made during fiscal year 2010, Blink-Twice required $0.9 million of net cash and ERT required $3.7 million of net cash.

        Capital expenditures were $1.5 million higher in fiscal year 2010 when compared to fiscal year 2009 due primarily to additional equipment deployed to our field based sales force and the installation of a new telecommunications system.

        Capital expenditures increased to $2.9 million in fiscal year 2009 from $2.2 million in fiscal year 2008, mainly as a result of additional equipment deployed to both our existing and new field based sales employees.

        Management anticipates that capital expenditures during fiscal year 2011 will approximate our recent historical performance.

Financing Activities

        Financing activities (on an aggregated basis) consists primarily of redemption of common units, shareholder distributions and borrowings and repayments of our outstanding indebtedness. The

April 28, 2010 to July 2, 2010 (Successor) and July 4, 2009 to April 27, 2010 (Predecessor) periods also reflect our IPO transaction in April 2010.

			Predecessor
	Aggregated	Successor
				Years Ended
		(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010
	(a + b)			July 3, 2009	June 27, 2008
	(Amounts in thousands)
Financing activities
Sale of Class A common shares (IPO)	$140,625	$140,625	$—	$—	$—
Payment of issuance costs (IPO)	(18,254)	(16,964)	(1,290)
Redemption of Holdings Unit holders equity	(77,380)	(77,380)	—	—	—
Dividend distribution	(10,000)	—	(10,000)	—	—
Net borrowings (repayments) under debt agreements	(35,651)	(41,000)	5,349	$(2,300)	$27,111
Deferred financing costs	(129)	—	(129)	—	(3,656)
Redemption of common units	(211)	—	(211)	—	(34,200)
Equity distributions	(2,470)	(261)	(2,209)	(1,100)	(1,138)
Other (net)	(418)	(286)	(132)	(528)	49

Net cash provided by (used in) financing activities	$(3,888)	$4,734	$(8,622)	$(3,928)	$(11,834)

        Net cash of $3.9 million (on an aggregated basis) was required for financing activities in both fiscal year 2010 and fiscal year 2009, respectively. The net amount of cash used in financing activities was relatively the same in both fiscal years primarily due to net proceeds from the IPO used for general corporate purposes of $2.4 million being offset by an increase of $1.4 million in shareholder distributions as required under our operating agreement and higher non-IPO related debt repayments in fiscal 2010 compared to fiscal 2009.

        Net cash of $3.9 million and $11.8 million was required for financing activities in fiscal year 2009 and fiscal year 2008, respectively. These cash requirements were primarily due to the net effect of the equity redemption and proceeds from additional issuance of debt that occurred during fiscal year 2008.

Financing Agreements

        As of July 2, 2010 we were in compliance in all material respects with all covenants.

Senior Secured Credit Facility

        DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.925 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of July 2, 2010, $47.1 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

        On March 4, 2010, we entered into a second amendment to our credit facility which amendment become effective in April 2010. As part of the amendment, the agent and the lenders under our credit facility have consented to DynaVox Systems Holdings LLC's transfer of all of its obligations under the credit facility to a newly formed wholly- owned subsidiary of DynaVox Systems Holdings LLC that has became the immediate holding company parent of DynaVox Systems LLC. The lenders have further waived the requirement of any prepayment of the credit facility with the proceeds of our IPO and have consented to the repayment in full of our senior subordinated notes and the indebtedness outstanding under certain other notes payable with the proceeds of our IPO.

        All obligations under the credit facility are unconditionally guaranteed by the immediate holding company parent of DynaVox Systems LLC and each of DynaVox Systems LLC's existing and future wholly-owned domestic subsidiaries. The credit facility and the related guarantees are secured by substantially all of DynaVox Systems LLC's present and future assets and all present and future assets of each guarantor on a first lien basis.

        In general, borrowings under the credit facility bear interest, at our option, at either (1) the Base Rate (as defined in the credit facility) plus a margin of between 3.00-3.75% (depending on the ratio of net total debt to Adjusted EBITDA (as defined in the credit facility)), or (2) a rate based on LIBOR plus a margin of between 4.00-4.75% (depending on the ratio of net total debt to Adjusted EBITDA). We incur an annual commitment fee of 0.375% or 0.5% (depending on the ratio of net total debt to Adjusted EBITDA) of the unused portion of the revolving credit facility.

        No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA is greater than or equal to 1.50 to 1.00, the credit facility will require a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for fiscal year 2010 and each fiscal year thereafter.

        The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period and a minimum Fixed Charge Coverage Ratio (as defined in the credit facility) for the preceding twelve-month period. In addition, the credit facility provides for a maximum amount of Capital Expenditures (as defined in the credit facility) in each fiscal year.

        The credit facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including but not limited to, restrictions on our ability to incur indebtedness, create liens on assets, incur certain contingent obligations, engage in mergers or consolidations, change the nature of our business, dispose of assets, make certain investments, engage in transactions with affiliates, enter into negative pledges, pay dividends or make other restricted payments, modify certain payments or modify certain debt documents, and modify our constituent documents if the modification materially adversely affect the interests of the lenders.

        The credit facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross defaults; failure to comply with ERISA or labor laws; change of control events; events of bankruptcy and insolvency; material judgments; the passive holding company status of the immediate holding company parent of DynaVox Systems LLC and DynaVox International Holdings, Inc., a wholly owned subsidiary of DynaVox Systems LLC; and an impairment of collateral. Upon the occurrence of an event of default, the lenders have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic.

Note Payable

        We also have a $1.1 million note payable as of July 2, 2010 related to an acquisition consummated in fiscal year 2004, which carries an interest rate of 7% to be paid quarterly and matures on September 30, 2010.

        Including the repayment of the note payable described above, we are required to make debt payments during the next 12 months (starting from July 2, 2010) of approximately $4.0 million.

Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

        Refer to Note 2 to our consolidated financial statements for fiscal year 2010 included elsewhere in the report for a complete discussion of our significant accounting policies. We set forth below those material accounting policies that we believe are the most critical for an understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and the collectability is probable. Our revenue is derived from the following sales:

        Sales of speech generating devices with embedded software: These hardware devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. We provide a limited one-year warranty on the hardware for these devices.

        Revenue derived from sales being funded by certain payors, mainly Medicare and Medicaid, is recognized upon receipt of the shipment by the customer, as risk of loss does not pass until customer receipt. Revenue derived from sales to other customers is recognized upon product shipment to the customer when title and risk of loss to the product transfers.

        Our revenues are recorded, net of a contractual allowance for adjustments, at the time of sale based on contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid fee schedules.

        In connection with sales of speech generating devices, technical support is provided to customers, including customers of resellers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. To ensure our customers obtain the right devices, a significant amount of our customer support effort, including demonstrations, information, documentation and support and, for some potential customers, the use of a no-charge loaner device for a trial basis, are delivered prior to the sale of a device. As the fee for technical support is included in the initial fee for the device, the technical support and services provided post-sale are provided within one year, the estimated cost of providing such support is deemed insignificant and unspecified upgrades and enhancements are minimal and infrequent, technical support revenues are recognized together with device revenue. Costs associated with the post-sale technical support are not significant.

        Sales of extended warranties for speech generating devices: These service agreements provide separately priced extended warranty coverage for a three-year period (two years beyond the standard one-year warranty) on the devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period.

        Sales of special education software: These software sales relate to special education software sold to customers for use on personal computers. This software does not require significant production, modification or customization for functionality. Revenue for the software is recognized upon transfer of title and risk of loss. No post contract customer support or upgrade rights are provided with our software.

        Subscription arrangements for online content: These subscription arrangements provide customers the ability to collaborate and share content in a web-based platform. This subscription revenue is recognized on a straight-line basis over the term of the subscription agreement.

        Royalty payments from third-party use of our proprietary symbols: These royalty payments relate to the licensing of our proprietary symbols to third parties for use in third-party products. These revenues are based on negotiated contract terms with third parties that require royalty payments based on actual third-party usage. This royalty revenue is recognized based on the third-party usage under the contract terms.

        Non-income related taxes collected from customers and remitted to government authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of income and does not impact reported revenues or expenses.

Trade Receivables and Related Allowances

        Trade receivables are recorded at the estimated net realizable amounts from customers. A contractual allowance is recorded at the time the related sale is recognized for customers that have negotiated contractual reimbursement rates such as insurance companies. Adjustments for contractual allowances are recorded as a reduction of net sales in the consolidated statements of income. A significant portion of our receivables are due from federal and state government reimbursement programs, such as Medicare and various Medicaid state programs. An allowance for doubtful accounts is recorded based on historical experience, payor mix and the aging of our accounts receivable. Adjustments for the allowance for doubtful accounts are recorded as a component of operating expenses in the consolidated statements of income.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

        The Company performs at least an annual test for impairment of goodwill and intangibles with indefinite lives. The Company uses the end of its fiscal year for the annual test and has one reporting unit.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The income approach is based on a reporting units' projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The market approach is based on the Company's market capitalization at the testing date.

        The resulting fair values exceeded carrying value in all instances, and were substantially more than the carrying value. There were inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Based on these tests, we did not recognize an impairment of our goodwill during any of the three fiscal years in the period ended July 2, 2010.

        We have indefinite-lived intangible assets composed of certain symbols and trade names. We perform an impairment test of the carrying value of acquired symbols and trademarks annually at each fiscal year-end. We estimated the fair value of the acquired symbols and trademarks with indefinite lives using a "relief from royalty payments" approach. This approach applies a fair market royalty rate to a projected revenue stream, and discounting the cash flows to arrive at fair value. Given the uncertainties inherent in calculating discount rates, and selecting a fair value royalty rate, we applied sensitivities to these values. We noted that a 1% change in royalty rate would yield a change of approximately $1.0 million in fair value of symbols. A 1% change in royalty rate for trade names impacted fair value by approximately $3.0 million. While a 1% change in discount rate for symbols impacts fair value by approximately $1,000,000. For trade names, a 1% change in discount rate impacts fair value by approximately $1,000,000. Based on these tests, we have not recognized an impairment of our indefinite-lived intangible asset during any of the three fiscal years in the period ended July 2, 2010.

        We also has finite-lived intangible assets comprised of noncompete agreements, acquired software technology, patents, trade names and acquired backlog, which are typically amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over 6 years, acquired software technology is amortized over 3 to 10 years, patents are amortized over 10 years, trade names are amortized over 3 years and acquired backlog is amortized over a 6 month period. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to noncompete agreements, patents and acquired backlog are included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. We have not recognized an impairment of finite-lived intangible assets during any of the three fiscal years in the period ended July 2, 2010.

Derivative Financial Instruments

        The accounting for derivative financial instruments can be complex and require significant judgments. Generally, the derivative financial instruments that we use are not complex and we do not engage in speculative transactions for trading purposes.

        We use derivative financial instruments in the normal course of business to manage our exposure to rate changes in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

        We account for derivative instruments as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the nature of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as cash flow hedges, the effective portion of changes in fair values is recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

        During fiscal 2009, we removed the cash flow hedge designation of our derivative instruments (which consist entirely of interest rate swaps). As a result, prospective changes in the fair value of the interest rate swaps are recognized directly in earnings and amounts residing in other comprehensive income related to the previously cash flow designated hedge are reclassified to earnings once the forecasted transaction affects earnings. The market prices or fair values used in determining the value of our interest rate swaps are management's best estimates utilizing information such as current interest rates, the notional value of the swap and counterparty credit risk. As a result, operating results are affected by changes in the fair value of these derivative financial instruments.

        Management cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable. A 1% increase or decrease in market interest rate would cause our interest rate swaps (which had a notional value of $27.0 million at July 2, 2010) to change in value by approximately $0.3 million.

Equity-Based Compensation

As Of The IPO

        We estimate the grant-date fair-value of stock options for our Class A common stock using the Black-Scholes pricing model. Significant assumptions we use in the model are: (i) an expected dividend yield of 0% based on our expectation of not paying dividends for the foreseeable future; (ii) the expected volatility based on a peer group of public companies in the educational services industry as we have been a publicy traded company for a relatively short period of time and have limited historically quoted market prices for our common stock to calculate our company-specific volatility; (iii) a risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of the grant; and (iv) a weighted average expected term using the "simplified method". The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options.

        Assumptions utilized in the Black-Scholes pricing model for the stock options granted at the time of the IPO included the following:

Dividend yield	0.0%
Expected volatility	41.8%
Risk-free interest rate	3.2%
Expected term of options	6.46 years

Pre-IPO

        Prior to our IPO we estimated the fair value of certain restricted unit purchases utilizing a Black-Scholes option pricing model for the purpose of determining equity-based compensation. Specifically, restricted units purchased by management and directors that were financed in part through the issuance of partial recourse notes to us were valued using the Black-Scholes option pricing model as these restricted units were similar to an option in that the holder is not fully exposed to the risks and rewards of the underlying unit based on the partial recourse nature of the note arrangement. There were significant judgments and estimates inherent in the determination of fair values. Equity-based compensation was determined by utilizing the Black-Scholes option pricing model with the grant date value per unit (as described below) as an input, as well as certain other assumptions such as dividend yield, expected volatility, risk-free interest rates, and expected terms of the awards. Assumptions utilized in the Black-Scholes option pricing model prior to our IPO included the following:

	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010 (Predecessor Units)
Assumption:
Dividend yield	—%	—%	—%
Expected volatility	39.5%	39.5%	39.5%
Risk-free interest rates	3.99%	3.51%	2.22% to 2.24%
Expected term of option	4 years	4 or 5 years	4 or 5 years

        The expected volatility was determined using a peer group of public companies in the educational services industry as it was not practicable for us to estimate our own volatility due to the lack of a liquid market and historical prices prior to our IPO. The expected term of the units was determined in accordance with the existing equity agreements as the underlying units are assumed to be exercised upon the passage of time and the attainment of certain operating targets. The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the options.

        Other restricted unit purchases were valued utilizing an intrinsic value method for the purpose of determining equity-based compensation. Specifically, restricted units purchased by management and directors that were purchased without financing through the issuance of partial recourse notes to us were valued using an intrinsic value method whereby equity-based compensation was determined by the difference between the grant date value per unit (as described below) and the purchase price per unit.

        For the purpose of determining the grant date value per unit, we historically performed an annual valuation as of June 30 which essentially coincided with our fiscal year-end. We also performed a valuation as of December 17, 2009 to coincide with the unit purchases that occurred during our second quarter of 2010. Except for the grants we made in the second quarter of 2010, the purchase price for equity units was typically determined using the valuation in place as of the prior fiscal year end. The grant date value per unit for purposes of determining equity-based compensation expense was typically determined retrospectively using the valuation in place as of the fiscal year end. The fair value of each unit was then determined utilizing the purchase price per unit and grant date value per unit as inputs to a Black-Scholes option pricing model. Notwithstanding the general practice outlined above, at each unit purchase date, we evaluated the current internal and external facts and circumstances to determine if an updated valuation was necessary to support the inputs to the Black-Scholes option pricing model.

        The determination of the grant date value per unit was a two-step valuation process. The first step of the valuation process was to determine the freely traded equity value ("FTEV"). The FTEV is a measure of our total value available to the various classes of unit holders. The FTEV was determined by estimating the market value of our invested capital ("MVIC") and subtracting our net debt (debt outstanding less excess cash and marketable securities). To determine the MVIC, we utilized methods under the market and income approaches, based on our stage of development, operating history and forecasted future performance.

        The market approach values a business by comparing it to other companies participating in the same or similar line of business as us whose values are known because they are publicly traded or recently acquired. We participate in the alternative and augmentative communication market which exhibits characteristics of several broader industry groups such as the education services industry and the medical supplies industry. Industry composite data was utilized and guideline public companies ("GPCs") were selected to calculate valuation multiples. Valuation multiples based on the selected industry and GPCs were calculated for both historical and forecasted EBITDA and then applied to the Company's historical and projected Adjusted EBITDA.

        Under the income approach, a discounted cash flow analysis was based on our projected operating results and applying a weighted average cost of capital that incorporates the return requirements of a market participant and the risks inherent in the projections.

        Significant inputs and calculations that we utilized to value the units as of June 30, 2008, June 30, 2009, and December 17, 2009 based on the valuation methods described above included the following:

        Market Approach Adjusted EBITDA:    Adjusted EBITDA was determined using an actual risk adjusted last twelve month Adjusted EBITDA for the actual market approach or a projected risk adjusted Adjusted EBITDA for the projected market approach.

        Market Approach Implied EBITDA Multiples:    Implied multiples were based on the GPCs EBITDA and were risk adjusted to consider our size relative to the GPCs. The GPCs were the same for all valuation periods with the exception of one GPC which was excluded from the June 30, 2009 and December 17, 2009 valuation because it had negative EBITDA for all periods.

        As of June 30, 2008, the projected multiples ranged from 4.5 to 22.0 with a mean and median of 11.2 and 7.8, respectively. The last twelve month multiples ranged from 4.4 to 17.9 with a mean and median of 11.0 and 8.3, respectively. As of June 30, 2009, the projected multiples ranged from 5.8 to 10.3 with a mean and median of 7.2 and 6.5, respectively. The last twelve month multiples ranged from 4.5 to 10.1 with a mean and median of 7.2 and 7.0, respectively. As of December 17, 2009, the projected multiples ranged from 5.0 to 10.8 with a mean and median of 7.1 and 6.9 respectively. The last twelve month multiples ranged from 5.0 to 10.1 with a mean and median of 7.5 and 7.6, respectively.

        For the June 30, 2008 and June 30, 2009 valuation, the multiples applied to our projected Adjusted EBITDA were lower than the median and mean multiples to reflect the risk associated with the projected growth rates in comparison to historical performance. The multiples applied to our actual Adjusted EBITDA were the median risk adjusted multiple exhibited by the GPCs and reflect the success of new product launches. For the December 17, 2009 valuation, the multiples applied to our projected Adjusted EBITDA were higher than the median and mean multiples based on our recent ability to sustain significant growth rates above the GPCs and previous valuations.

        Income Approach Forecasted Cash Flows:    Under the income approach, free cash flows were forecasted and were adjusted for the tax benefit provided by amortization resulting from a basis step up of a previous transaction. The capitalized value at the end of the forecasted period was developed using projected after-tax operating income times a perpetuity growth rate less incremental working capital changes divided by the weighted average cost of capital less the perpetuity growth rate. The perpetuity growth rate assumption is based upon such considerations as future expected levels of inflation, industry growth expectations, general economic growth and management's projections. Forecasted periods of free cash flows utilized in the valuations were 5 years, 5 years, and 3.5 years for the valuations performed as of June 30, 2008, June 30, 2009 and December 17, 2010, respectively. Perpetuity growth rates utilized in the valuations were 5%, 4% and 5% for the valuations performed as of June 30, 2008, June 30, 2009 and December 17, 2010, respectively. The decrease in the perpetuity growth rate from June 30, 2008 to June 30, 2009 is the result of the decline in general economic conditions. The increase in the perpetuity growth rate for the December 17, 2009 valuation reflects the improved outlook for growth expectations and general economic conditions in comparison to the June 30, 2009 valuation.

        Weighting the Market and Income Approaches:    The market and income approaches discussed above were weighted to arrive at a selected MVIC. The results of both the market and income approaches for our valuations as of June 30, 2008, June 30, 2009 and December 17, 2009 yielded results that were relatively similar and we have consistently selected a MVIC near the average provided by these approaches. Once the MVIC was determined, we subtracted our net debt to determine the FTEV.

        The second step in the valuation process was to allocate the FTEV to the various classes of our units using a probability expected return method. Unit classes had unique features that distinguished the economic rights of a holder and include distribution rights that specified how asset distributions were to be allocated to the holders and vesting rights that were service-based, performance-based or automatically vested upon a change of control.

        Under the probability expected return method, 36 different exit scenarios were developed for the next four years that utilized a combination of nine different Adjusted EBITDA multiples and four different exit year timing assumptions.

        The Adjusted EBITDA multiples for these periods are shown below:

	Range	Weighted
June 30, 2008	2.0 to 11.0	6.5
June 30, 2009	1.0 to 10.0	5.5
December 17, 2009	3.0 to 12.0	7.5

        The Adjusted EBITDA multiples declined between June 30, 2008 and June 30, 2009 reflecting the decline in the markets. The Adjusted EBITDA multiples increased between June 30, 2009 and December 17, 2009 as our performance continued to improve and the process for an initial public offering moved forward and to a lesser extent the improvement in the markets.

        The MVICs developed under each scenario were then reduced by net debt to arrive at the amount available to the equity holders. The anticipated aggregate proceeds available to the equity holders were then allocated to the various classes of units based on the terms and conditions associated with each class of unit. Such proceeds were then discounted to the valuation date at an appropriate cost of equity for each class of unit and discounted to adjust for the marketability of the units.

        Discount rates were determined using the weighted average cost of capital and were used in determining the proceeds available to each class of unit from the scenario exit dates to the valuation date. Discount rates applied to the June 30, 2008, June 30, 2009 and December 17, 2009 valuation were

24% for Class A units and 43% for all other unit classes, 20% for Class A units and 35% for all other unit classes and 15.5% for Class A units and 16% for all other unit classes, respectively. The discount rates declined for the December 17, 2009 and June 30, 2009 valuations compared to the June 30, 2008 valuation because of our improved historical and projected performance, the lower projected risk premium, increases in projected future earnings, and the higher exit multiple utilized to estimate the capital structure all which lead to quicker deleveraging which reduces the risk associated with the units.

        As of the aforementioned valuation dates, we were a private company with no ready market for our units and the units were subject to transfer restrictions. Therefore, it was appropriate to apply discounts to reflect this lack of marketability. The level of discounts were impacted by numerous factors, including historical and forecasted profitability, growth expectations, restrictions on the transferability of the shares and the estimated term before those restrictions would lapse, the estimated holding period of the stock, which was impacted by the time period(s) from the measurement date to when an initial public offering might take place, and overall market volatility and the volatility of the GPCs. The marketability discount applied during each valuation period is set forth below:

Marketability Discount
June 30, 2008	15%
June 30, 2009	20%
December 17, 2009	15%

        The increase in the marketability discount from the June 30, 2008 valuation to the June 30, 2009 valuation reflects the increased market volatility over this time period. The decrease in the marketability discount from the June 30, 2009 valuation to the December 17, 2009 valuation reflects the anticipated marketability that would result from a public market for the units and our process to prepare for an initial public offering. The determination of a marketability discount is further supported using the Black-Scholes formula to calculate the value of a put option and solve for the discount rate. We utilized the unit price as the current price and exercise price, we utilized a volatility estimate derived from the GPCs, and we utilized a term that represents an average estimated holding period for the securities. We then evaluated the results and apply judgment as necessary to adjust the implied discount rate. At December 17, 2009, the Black-Scholes model implied a discount rate of 21% utilizing the assumptions discussed above and an estimated term of 1.5 years based on the expected timing of the offering and the holding restriction period. We then reduced this marketability discount to 15% in consideration of our progress in the process to prepare for an initial public offering.

        The following table sets forth the grant date value per unit as determined based on the valuation methods discussed above for each valuation period:

Common Unit Class	June 30, 2008	June 30, 2009	December 17, 2009
Class A	$28.11	$37.34	$71.71
Class B	7.07	16.95	45.61
Class C	4.94	14.65	40.12
Class D	3.57	13.77	40.20
Class E	11.99	15.07	39.68
Class W	7.79	13.14	35.38
Class X	4.35	12.64	34.64
Class Y	1.85	11.71	34.24
Class Z	0.55	10.54	34.12

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Off Balance Sheet Arrangements

        We are not a party to any off balance sheet arrangements.

Contractual Obligations

        The following table summarizes our contractual obligations as of July 2, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Long-term debt (including current portion)	$48,161	$3,961	$11,700	$32,500	$—
Tax receivable agreement(1)	40,870	629	3,890	4,042	32,309
Interest payments on debt facilities(2)	6,275	2,013	3,389	873	—
Contingent consideration	4,082	1,938	2,144	—	—
Operating lease obligations	2,746	1,134	1,299	110	203

	$102,134	$9,675	$22,422	$37,525	$32,512

(1)
We used a portion of the proceeds from our IPO to purchase Holdings Units from our previous owners, including members of our senior management. In addition, the holders of Holdings Units may (subject to the terms of the exchange agreement) exchange their Holdings Units for shares of Class A common stock of DynaVox Inc. on a one-for-one basis. As a result of both the purchase of Holdings Units and subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with our previous owners that will provide for the payment by DynaVox Inc. to our previous owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that future payments under the tax receivable agreement related to the IPO transactions to aggregate approximately $40.9 million and to range over the next 15 years from approximately $0.6 million to $4.1 million per year and decline thereafter. The payments reflected in the different periods in the table above are our estimates of when such payments may occur.

(2)
The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rates on the credit facility and the revolving credit facility is assumed at the current interest rate on July 2, 2010 of 4.30%. The interest rate on the $1.1 million note payable on September 30, 2010 was at its stated fixed rate of 7.0% per annum.

Related Party Transactions

        For a description of our related party transactions, see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

        Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 9% of our revenue for our fiscal year 2010 was derived from currencies other than the U.S. dollar, mainly the British Pound and the Euro. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the British Pound and Euro for fiscal 2010 would have resulted in a $0.1 million change in the revenue recorded on our statement of income.

Interest Rate Risk

        We are exposed to interest rate risk in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. As of July 2, 2010, there was $47.1 million outstanding under the senior secured credit facility.

        For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. At July 2, 2010, the interest rate on our variable-rate borrowings was 4.30%. Based upon the outstanding borrowings and interest rate as of July 2, 2010, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.2 million.

        The Company used interest rate swaps during fiscal years 2010, 2009 and 2008 to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during fiscal years 2010, 2009 and 2008.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements specified by this Item, together with the report thereon of Deloitte & Touche LLP are presented beginning on page F-1 of this annual report on Form 10-K:

  Financial Statements:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets

  Consolidated Statements of Income

  Consolidated Statements of Members' and Stockholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        Management has not identified any changes in the Company's internal control over financial reporting that occurred during the quarter ending July 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2011, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting. We are in the process of performing the system and process documentation, and evaluation and testing required for management to make this assessment and for the Company's independent registered public accounting firm to provide their attestation report. We have not completed this process or the assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.    Other Information

        None.

Part III

        The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the "Proxy Statement"). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this report.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors and executive officers set forth under the captions "Proposal No. 1—Election of Directors" and "The Board of Directors and Certain Governance Matters—Executive Officers of the Company" in the Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

        The information regarding our Code of Ethics, our audit committee and our audit committee financial expert under the captions "The Board of Directors and Certain Governance Matters—Code of Ethics," "The Board of Directors and Certain Governance Matters—Board Committees and Meetings" and "The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee" in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the sections captioned "Executive Compensation" and "Director Compensation" of the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Ownership of Securities" of the Proxy Statement is incorporated herein by reference.

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the sections captioned "Certain Relationships and Related Person Transactions" and "The Board of Directors and Certain Governance Matters—Director Independence and Independence Determinations" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information regarding our independent registered public accounting firm fees and services in the section captioned "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" of the Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

        See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

        The following consolidated financial statement schedules of DynaVox Inc. are set forth immediately following the signature page of this report.

    Schedule I—Condensed Financial Information of Registrant

    Schedule II—Valuation and Qualifying Accounts for the years ended June 29, 2007, June 27, 2008 and July 3, 2009.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

        See Exhibit Index.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAVOX INC.
By:	/s/ EDWARD L. DONNELLY Edward L. Donnelly Chief Executive Officer
Date: September 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ EDWARD L. DONNELLY Edward L. Donnelly	September 30, 2010	Chief Executive Officer; Director (Principal Executive Officer)
/s/ KENNETH D. MISCH Kenneth D. Misch	September 30, 2010	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ ROGER C. HOLSTEIN Roger C. Holstein	September 30, 2010	Director
/s/ JOANN A. REED JoAnn A. Reed	September 30, 2010	Director
/s/ ERIN L. RUSSELL Erin L. Russell	September 30, 2010	Director
/s/ WILLIAM E. MAYER William E. Mayer	September 30, 2010	Director
/s/ AUGUSTINE NIETO II Augustine Nieto II	September 30, 2010	Director

Signature	Date	Title

/s/ JAMES W. LIKEN James W. Liken	September 30, 2010	Director
/s/ MICHAEL J. HERLING Michael J. Herling	September 30, 2010	Director
/s/ MICHAEL N. HAMMES Michael N. Hammes	September 30, 2010	Director

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	Successor	Predecessor
	As of July 2, 2010	As of December 16, 2009
ASSETS
CURRENT ASSETS:
Cash	$268	$—

Total current assets	268	—
DEFERRED TAXES	42,626	—
EQUITY INVESTMENT IN SUBSIDIARY	141,130	—

TOTAL ASSETS	$184,024	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Advances from subsidiary	$18,522	$—

Total current liabilities	18,522	—
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	40,870	—

Total liabilities	59,392	—
STOCKHOLDERS' EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized 9,383,335 shares issued and outstanding at July 2, 2010; none authorized, issued or outstanding at December 16, 2009	$94	$—
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at July 2, 2010; 1,000 shares authorized, 100 issued and outstanding at December 16, 2009	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at July 2, 2010; none authorized, issued or outstanding at December 16, 2009	—	—
Additional paid in capital	124,033	—
Retained earnings	505	—

Total stockholders' equity	124,632	—

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,024	$—

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
Total operating expenses	—	—

Income before income taxes and equity earnings	—	—
Income taxes	—	—

Equity investment undistributed subsidiary earnings	505	—

Net income	$505	$—

Weighted-average shares of Class A common stock outstanding:
Basic	9,375,000
Diluted	9,687,366
Net income available to Class A common stock per share:
Basic	$0.05
Diluted	$0.05

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$505	$—
Equity investment undistributed subsidiary earnings	(505)

Net cash provided by operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(53,402)	—

Cash used in investing activities	(53,402)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A common shares (IPO)	53,402	—
Advances from subsidiary	268	—

Cash provided by financing activities	53,670	—

NET INCREASE IN CASH	268	—
CASH:
Beginning of period	—	—

End of period	$268	$—

Non-Cash Investing Activities
Investment in subsidiary	$(87,223)
Non-Cash Financing Activities
Proceeds from sale of Class A common shares (IPO) received directly by subsidiary	$87,223
Advances from subsidiary	$18,254
Initial public offering costs paid directly by subsidiary	$(18,254)

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and unit amounts)

1. ORGANIZATION

        DynaVox Inc. (the "Corporation" or the "Successor") was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering of common equity. On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an initial public offering was declared effective. On April 21, 2010, the Corporation completed an initial public offering of 9,375,000 shares of Class A common stock at a public offering price of $15.00 per share ("IPO"). The IPO subsequently closed on April 27, 2010. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

        The Corporation was a wholly-owned subsidiary of DynaVox Systems Holdings LLC ("DynaVox Holdings" or the "Predecessor") prior to the consummation of the recapitalization described below. Subsequent to the recapitalization, Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

Recapitalization Transactions

        After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners with a single new class of units of the Corporation that we refer to as "Holdings Units." Immediately following this recapitalization but prior to the IPO described below, there were 25,610,294 Holdings Units held by parties other than the Corporation.

        As part of the Recapitalization and Offering Transactions each New Class A unit holder received one share of the Corporation's Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each New Class A unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the New Class A unit holders have the right to exchange their Holdings Units for shares of the Corporation's Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 2, 2010 there were 20,451,648 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock of the Corporation.

Initial Public Offering

        The IPO closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units of DynaVox Holdings.

        Upon completion of the offering, the Corporation received proceeds of approximately $140,625. The DynaVox Corporation used $63,245 of these proceeds to purchase 4,216,354 newly-issued Holdings

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and unit amounts) (Continued)

1. ORGANIZATION (Continued)

Units from Holdings. The Corporation caused DynaVox Holdings to use approximately $60,804 of the $63,245 of proceeds from the sale of such newly-issued Holdings Units to repay outstanding indebtedness and to pay the expenses of the IPO, including aggregate underwriting discounts of $9,844 and other offering expenses of $8,410. The Corporation used $77,380 of the IPO proceeds to purchase 5,158,646 Holdings Units from DynaVox Holdings owners, including members of DynaVox Holdings senior management.

        Subsequent to the IPO and the Recapitalization and Offering Transactions described above, the Corporation consolidated the financial results of DynaVox Holdings and its subsidiaries and reflected the ownership interest of the other members of DynaVox Holdings as a non-controlling interest in the Corporation's consolidated financial statements beginning April 28, 2010.

        The following table summarizes the Corporation's proceeds and use of proceeds from the IPO:

DynaVox Inc.
Gross proceeds from 9,375,000 Class A common shares	$140,625
Use of Proceeds:
Purchase DynaVox Systems Holdings LLC Holdings Units from existing owners and management	(77,380)
Purchase newly-issued Holdings Units from DynaVox Systems Holdings LLC	(63,245)

DynaVox Inc. proceeds	$—

Tax Receivable Agreement

        DynaVox Holdings intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of Class A units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Class A units. As a result of both the initial purchase of Class A units from the Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Class A units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        The Corporation entered into a tax receivable agreement with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and unit amounts) (Continued)

1. ORGANIZATION (Continued)

payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—Pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), the unconsolidated condensed financial statements of DynaVox Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Item 8 Financial Statements and Supplementary Data.

        Income Taxes—As a result of the Corporation's acquisition of Holdings Units from DynaVox Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation's taxable income. As a result of a federal income tax election made by DynaVox Holdings, applicable to a portion of the Corporation's acquisition of Holdings Units, the income tax basis of the assets of DynaVox Holdings, underlying a portion of the units the Corporation has acquired, have been adjusted based upon the amount that the Corporation has paid for that portion of its DynaVox Holdings' Holdings Units. The Corporation has entered into an agreement with the selling unitholders of DynaVox Holdings that will provide for the additional payment by the Corporation to the selling unitholders of DynaVox Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of DynaVox Holdings' goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As a result of these transactions, the Corporation's tax basis in its share of DynaVox Holdings' assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $42,626, of which the majority is expected to be realized over 15 years as the tax basis of these assets is amortized.

        Expense Allocation—The Corporation allocates certain expenses incurred to its operating subsidiary Holdings, as such expenses relate to costs of operating DynaVox Holdings.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and unit amounts) (Continued)

3. STOCKHOLDERS' EQUITY

        Refer to the description of the Recapitalization Transaction and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

        At December 16, 2009, the Corporation was authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share ("Class A common stock"), and 1,000 shares of Class B common stock, par value $0.01 per share ("Class B common stock"). Under the Corporation's certificate of incorporation as in effect as of December 16, 2009, all shares of Class A common stock and Class B common stock were identical. The Corporation had issued 100 shares of Class B common stock in exchange for $1.00, all of which were held by Holdings at December 16, 2009.

        In connection with the IPO on April 21, 2010, the Corporation's capital stock was legally amended to consist of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The Company's authorized capital stock consists of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The terms of the Class B common stock were also legally amended so that such shares no longer entitle their holders to any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Corporation. Following the amendment to our capital stock on April 21, 2010, holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to the stockholders of the Corporation for their vote or approval, except as otherwise required by applicable law, with holders of Class A common stock entitled to one vote for each share held of record and each holder of Class B common stock entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each unit of DynaVox Holdings held by such holder that is exchangeable for a share of Class A common stock pursuant to the exchange agreement described in Note 1 above.

        Immediately following the IPO transaction there were 9,383,335 shares of the Corporation's Class A common stock issued and outstanding, including 8,335 shares of restricted stock granted to certain directors of the Corporation at the time of the IPO, and 100 shares of Class B common stock in issue. Subsequent to such transaction 53 shares of the Corporation's Class B common stock are held by the members of DynaVox Holdings and 47 shares by DynaVox Holdings. No preferred stock has been issued.

4. EQUITY-BASED COMPENSATION

        The 2010 Long-Term Incentive Plan (the "2010 Plan") was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. On April 21, 2010, the Corporation granted 1,370,500 stock options to employees. The options granted are approved by the Compensation Committee of the board of directors, primarily vest over four to five years, and expire 10 years from the date of grant. In addition, 8,335 shares of restricted stock were granted to certain of the Corporations directors on the same date and vest over two years.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and unit amounts) (Continued)

4. EQUITY-BASED COMPENSATION (Continued)

        Fair values of the respective awards were derived based on the IPO price of $15.00 per share of Class A common stock and the estimated expense of $9.6 million will be expensed over the applicable service periods. For the period April 28, 2010 to July 2, 2010 (Successor), the Corporation recorded stock compensation expense of $408 and $6 related to stock option awards and restricted stock awards, respectively. These expenses have been allocated from the parent company to Holdings.

5. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per common share:

Successor
Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income per Class A common share—net income	$505

Denominator:
Denominator for basic net income per Class A common share—weighted average shares	9,375
Effect of dilutive securities:
Option equivalents	312

Denominator for diluted net income per common share—adjusted weighted average shares	9,687

Basic net income attributable to DynaVox Inc. per common share	$0.05

Diluted net income attributable to DynaVox Inc. per common share	$0.05

        Weighted average shares of service-based restricted stock, which were anti-dilutive, and thus not included in the calculation, were immaterial to the period presented. The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Schedule II—Valuation and Qualifying Accounts for the years ended June 27, 2008, July 3, 2009 and July 2, 2010.

	Balance at Beginning of Period	Charged to Cost and Expense	Acquired	Deductions	Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED JUNE 27, 2008:
Allowance for doubtful trade accounts	$630	$887	$—	$(998)	$519
YEAR ENDED JULY 3, 2009:
Allowance for doubtful trade accounts	$519	$840	$—	$(760)	$599
YEAR ENDED JULY 2, 2010:
Allowance for doubtful trade accounts	$599	$1,143	$354	$(703)	$1,393

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DynaVox Inc.
Pittsburgh, Pennsylvania

        We have audited the accompanying consolidated balance sheet of DynaVox Inc. and subsidiaries (the "Successor") as of July 2, 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for the period from April 28, 2010 through July 2, 2010. We have also audited the accompanying consolidated balance sheet of DynaVox Systems Holdings LLC and subsidiaries (the "Predecessor") as of July 3, 2009 and the related consolidated statements of income, members' equity, and cash flows for the period from July 4, 2009 to April 27, 2010 and for each of the fiscal years ended July 3, 2009 and June 27, 2008. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Successor's and Predecessor's (collectively, the "Corporation") management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the Successor's consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of July 2, 2010, and the results of its operations and its cash flows for the period from April 28, 2010 through July 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor's consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as of July 3, 2009, and the results of its operations and its cash flows for the period from July 4, 2009 through April 27, 2010 and each of the fiscal years ended July 3, 2009 and June 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on April 28, 2010 as a result of the closing of its initial public offering and obtaining control of the Predecessor.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
September 30, 2010

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Successor	Predecessor
	July 2, 2010	July 3, 2009
ASSETS
CURRENT ASSETS:
Cash	$20,777	$12,631
Trade receivables—net of allowance for doubtful accounts of $1,393 and $599 as of July 2, 2010 and July 3, 2009, respectively	17,741	16,607
Other receivables	503	187
Inventories	6,808	4,391
Prepaid expenses and other current assets	1,210	631
Deferred taxes	728	53

Total current assets	47,767	34,500
PROPERTY AND EQUIPMENT—Net	7,065	5,066
GOODWILL	60,846	55,040
INTANGIBLES—Net	31,331	25,425
DEFERRED TAXES	41,474	—
OTHER ASSETS	2,683	4,170

TOTAL ASSETS	$191,166	$124,201

LIABILITIES AND STOCKHOLDERS' AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,961	$3,259
Trade accounts payable	5,541	4,017
Related-party payable	181	25
Deferred revenue	1,216	1,213
Other liabilities	13,165	9,128

Total current liabilities	24,064	17,642
LONG-TERM DEBT	44,200	79,536
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	40,870	—
OTHER LONG-TERM LIABILITIES	4,168	2,210

Total liabilities	113,302	99,388

COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS' AND MEMBERS' EQUITY:
Preferred Units (39,315 units authorized, zero issued and outstanding)	—	—
Class A Common Units, 4,061,590 units authorized; none issued and outstanding at July 2, 2010; 4,061,590 issued and 1,906,739 outstanding at July 3, 2009	—	40,900
Class B Common Units, 109,348 units authorized; none issued and outstanding at July 2, 2010; 73,273 units issued and 60,397 outstanding at July 3, 2009.	—	113
Class C Common Units, 129,976 units authorized; none issued and outstanding at July 2, 2010; 95,231 units issued and 84,657 outstanding at July 3, 2009	—	40
Class D Common Units, 239,324 units authorized; none issued and outstanding at July 2, 2010;169,834 units issued and 151,174 outstanding at July 3, 2009	—	49
Class E Common Units, 8,250 units authorized; none issued and outstanding at July 2, 2010; 8,250 units issued and outstanding at July 3, 2009	—	41
Class W Common Units, 110,000 units authorized; none issued and outstanding at July 2, 2010; 104,623 units issued and outstanding at July 3, 2009	—	140
Class X Common Units, 110,000 units authorized; none issued and outstanding at July 2, 2010; 104,623 units issued and outstanding at July 3, 2009	—	34
Class Y Common Units, 132,000 units authorized; none issued and outstanding at July 2, 2010; 125,550 units issued and outstanding at July 3, 2009	—	19
Class Z Common Units, 132,000 units authorized; none issued and outstanding at July 2, 2010; 125,550 units issued and outstanding at July 3, 2009	—	8
Treasury units, none at July 2, 2010; 2,196,961 units at July 3, 2009	—	(35,050)
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 9,383,335 shares issued and outstanding at July 2, 2010; none authorized, issued or outstanding at July 3, 2009	94	—
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at July 2, 2010; none authorized, issued or outstanding at July 3, 2009	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at July 2, 2010; none authorized, issued or outstanding at July 3, 2009
Management notes receivable	—	(425)
Contributed capital	—	13,248
Additional paid-in capital	24,205	—
Retained earnings	2,306	6,149
Accumulated other comprehensive loss	(46)	(453)

Total stockholders' equity attributable to DynaVox Inc./ Total members' equity	26,559	24,813
Non-controlling interest	51,392	—
Non-controlling interest shareholder notes	(87)

Total equity	77,864	24,813

TOTAL LIABILITIES AND STOCKHOLDERS' AND MEMBERS' EQUITY	$191,166	$124,201

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Year Ended July 3, 2009	Year Ended June 27, 2008
NET SALES	$25,803	$88,496	$91,160	$81,438
COST OF SALES	6,178	21,755	24,366	23,336

GROSS PROFIT	19,625	66,741	66,794	58,102

OPERATING EXPENSES:
Selling and marketing	5,342	28,785	28,152	24,721
Research and development	2,194	7,912	6,886	5,622
General and administrative	5,542	12,299	11,854	14,478
Amortization of certain intangibles	87	991	468	463

Total operating expenses	13,165	49,987	47,360	45,284

INCOME FROM OPERATIONS	6,460	16,754	19,434	12,818

OTHER INCOME (EXPENSE):
Interest income	12	43	111	174
Interest expense	(440)	(6,361)	(8,420)	(4,856)
Change in fair value and net loss on interest rate swap agreements	(87)	(659)	(1,588)	(188)
Loss on extinguishment of debt	(2,441)	—	—	—
Other expense—net	(10)	(85)	(518)	(362)

Total other expense-net	(2,966)	(7,062)	(10,415)	(5,232)

INCOME BEFORE INCOME TAXES	3,494	9,692	9,019	7,586
INCOME TAXES	592	102	181	323

NET INCOME ATRRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$2,902	$9,590	$8,838	$7,263

Less: net income attributable to the non-controlling interests	(2,397)

NET INCOME ATTRIBUTABLE TO DYNAVOX INC.	$505

Weighted-average shares of Class A common stock outstanding:
Basic	9,375,000

Diluted	9,687,366

Net income available to Class A common stock per share:
Basic	$0.05

Diluted	$0.05

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury									Non- Controlling Interest Shareholder Notes
															Accumulated Other Comprehensive (Loss) Income				Total Members' Stockholders' Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount	Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained (Deficit) Earnings		Comprehensive Income	Non- Controlling Interest
PREDECESSOR
BALANCE—June 29, 2007	4,462,631	$40,411	—	$—	—	$—	—	$—	—	$—	$(527)	$13,784	$—	$(9,952)	$291	$—	$—	$—	$44,007
Issuance (redemption) of common units	28,966	1,000	—	—	—	—	—	—	(2,109,851)	(34,200)	—	—	—	—	—	—	—	—	(33,200)
Issuance of management units	410,666	82	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82
Forfeiture, redemption, and cancelation of management equity units	(97,285)	(324)	—	—	—	—	—	—	(39,807)	(383)	—	—	—	—	—	—	—	—	(707)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	871	—	—	—	—	—	—	871
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	93	—	—	—	—	—	—	—	93
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	54	—	—	—	—	—	—	54
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(1,138)	—	—	—	—	—	—	(1,138)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	7,263	—	7,263	—	—	7,263
Net loss on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,006)	(1,006)	—	—	(1,006)
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	6	—	—	6

BALANCE—June 27, 2008	4,804,978	$41,169	—	$—	—	$—	—	$—	(2,149,658)	$(34,583)	$(434)	$13,571	$—	$(2,689)	$(709)	$6,263	$—	$—	$16,325
Issuance of common units	105,241	344	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	344
Forfeiture, redemption, and cancelation of management equity units	(41,695)	(169)	—	—	—	—	—	—	(47,303)	(467)	—	—	—	—	—	—	—	—	(636)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	764	—	—	—	—	—	—	764
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	(250)	—	—	—	—	—	—	—	(250)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	259	—	—	—	—	—	—	—	259
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	—	—	—	13
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(1,100)	—	—	—	—	—	—	(1,100)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,838	—	8,838	—	—	8,838
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	458	458	—	—	458
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202)	(202)	—	—	(202)

BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$9,094	$—	$—	$24,813

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY (Continued)

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury									Non- Controlling Interest Shareholder Notes
															Accumulated Other Comprehensive (Loss) Income				Total Members' Stockholders' Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount	Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained Earnings		Comprehensive Income	Non- Controlling Interest
PREDECESSOR (continued)
BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$—	$—	$—	$24,813
Issuance of common units	44,045	1,122	—	—	—	—	—	—	15,650	38	—	—	—	—	—	—	—	—	1,160
Issuance of common B shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture, redemption, and cancelation of management equity units	(5,000)	(50)	—	—	—	—	—	—	(10,294)	(161)	—	—	—	—	—	—	—	—	(211)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	634	—	—	—	—	—	—	634
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	(245)	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	399	—	—	—	—	—	—	—	399
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	9	—	—	—	—	—	—	9
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(2,209)	—	—	—	—	—	—	(2,209)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	9,590	—	9,590	—	—	9,590
Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,000)	—	—	—	—	(10,000)
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	259	—	—	259
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	47	47	—	—	47
Recapitalization transactions:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of previous classes of units with Holdings Units	(4,907,569)	(42,416)	25,610,294	$7,243	—	—	—	—	2,191,605	35,173	—	—	—	—	—	—	—	—	—

ENDING BALANCE—April 27, 2010	—	$—	25,610,294	$7,243	—	$—	—	$—	—	$—	$(271)	$11,682	$—	$5,739	$(147)	$9,896	$—	$—	$24,246

SUCCESSOR
BEGINNING BALANCE—December 16, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common B shares	—	—	—	—	—	—	100	—	—	—	—	—	—	—	—	—	—	—	—
Recapitalization transactions:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Class A common shares (IPO), net of $18,254 issuance costs	—	—	—	—	9,375,000	94	—	—	—	—	—	—	122,277	—	—	—	—	—	122,371
Purchase existing Holdings Units from Holdings	—	—	—	—	—	—	—	—	—	—	—	—	(77,380)	—	—	—	—	—	(77,380)
Record tax receivable agreement	—	—	—	—	—	—	—	—	—	—	—	—	1,756	—	—	—	—	—	1,756
Initial allocation of non-controlling interest of Dynavox Systems Holdings, LLC.	—	—	—	—	—	—	—	—	—	—	—	—	(26,230)	1,801	(46)	—	48,992	—	24,517
Initial allocation of non-controlling interest shareholder notes																		(271)	(271)
Record allocation of deferred tax assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	—	—	1,910
Issuance of restricted Common A shares	—	—	—	—	8,335	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	458	—	—	—	—	—	458
Accelerated vesting of Common Units	—	—	—	—	—	—	—	—	—	—	—	—	1,675	—	—	—	—	—	1,675
Payment of non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	184	184
Interest on non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	3	—	3
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(261)	—	—	—	—	—	(261)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	505	—	505	2,397	—	2,902
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15	32		47
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(32)	—	(47)

ENDING BALANCE—July 2, 2010	—	$—	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$505	$51,392	$(87)	$77,864

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	April 28, 2010 to July 2, 2010	July 4, 2009 to April 27, 2010	Year Ended July 3, 2009	Year Ended June 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the controlling and non-controlling interests	$2,902	$9,590	$8,838	$7,263
Depreciation	583	2,288	2,186	1,671
Amortization of certain intangibles	177	1,251	468	463
Amortization of deferred financing costs	126	659	815	408
Equity-based compensation expense	2,133	634	764	871
Change in fair value of interest rate swaps	(137)	(115)	425	1,006
Change in fair value of acquisition contingencies	(40)	3	—	—
Deferred Taxes	561	(352)	—	—
Loss on extinguishment of debt	866		—	—
Changes in operating assets and liabilities:
Trade receivables	(2,708)	1,773	(1,969)	591
Related-party receivable	420	(420)	—	—
Inventories	10	(2,030)	319	134
Other assets	(352)	(248)	17	(312)
Deferred revenue	(61)	73	(32)	476
Trade accounts payable	619	154	1,132	(1,121)
Accrued compensation	(499)	2,828	55	4,150
Accrued acquisition costs	(19)	(311)	330	—
Accrued interest	(584)	405	(207)	(1,069)
Related-party payable	225	(823)	8	(53)
Disbursements on derivative instruments	(224)	(774)	(705)	—
Other—net	12	2,405	741	(243)

Net cash provided by operating activities	4,010	16,990	13,185	14,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(768)	(3,577)	(2,851)	(2,186)
Acquisition of businesses, net of cash acquired	—	(4,621)	—	—

Cash used in investing activities	(768)	(8,198)	(2,851)	(2,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	10,000	—	84,747
Repayments of debt agreements	(41,000)	(4,651)	(2,300)	(57,636)
Deferred financing costs	—	(129)	—	(3,656)
Payment on noncompete agreement liability	—	(258)	(258)	(285)
Payment on acquisition contingencies	(473)	(482)	—	—
Equity distributions	(261)	(2,209)	(1,100)	(1,138)
Sale of Class A common shares (IPO)	140,625	—	—	—
Payment of issuance costs associated with initial public offering	(16,964)	(1,290)
Dividend distribution	—	(10,000)	—	—
Purchase Class A units from Holdings	(77,380)	—	—	—
Issuances of common units	—	200	94	1,082
Payments received on non-controlling interest shareholder notes	187	408	272	147
Redemption of management and common units	—	(211)	(636)	(34,907)
Other	—	—	—	(188)

Net cash provided by (used in) financing activities	4,734	(8,622)	(3,928)	(11,834)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(47)	47	(15)	6

NET INCREASE IN CASH	7,929	217	6,391	221
CASH:
Beginning of period	12,848	12,631	6,240	6,019

End of period	$20,777	$12,848	$12,631	$6,240

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except unit and share amounts)

1. ORGANIZATION

        DynaVox Inc. (the "Corporation" or the "Successor") was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering of common equity. On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an initial public offering was declared effective. On April 21, 2010, the Corporation completed an initial public offering of 9,375,000 shares of Class A common stock at a public offering price of $15.00 per share ("IPO"). The IPO subsequently closed on April 27, 2010. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

        The Corporation was a wholly-owned subsidiary of DynaVox Systems Holdings LLC ("DynaVox Holdings" or the "Predecessor") prior to the consummation of the recapitalization described below. Subsequent to the recapitalization, DynaVox Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

        Collectively, the Corporation and DynaVox Holdings are referred to hereinafter as "the Company".

        Certain agreements and transactions associated with the IPO ("Recapitalization and Offering Transactions") are set forth below:

Recapitalization Transactions

        After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners with a single new class of units of the Corporation that we refer to as "Holdings Units." Immediately following this recapitalization but prior to the IPO described below, there were 25,610,294 Holdings Units held by parties other than the Corporation. The following table summarizes the conversion of the various classes of interests into the Holdings Units:

Conversion of Previous Classes of Units to Holdings Units

	Holdings Units	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units	Class W Units	Class X Units	Class Y Units	Class Z Units
Pre-IPO units	—	1,920,801	61,735	88,301	156,678	8,250	108,750	109,250	131,100	131,100
Post-IPO units	25,610,294	(1,920,801)	(61,735)	(88,301)	(156,678)	(8,250)	(108,750)	(109,250)	(131,100)	(131,100)

	25,610,294	—	—	—	—	—	—	—	—	—

        The conversion of the various previous classes of interests into Holdings Units was determined pursuant to the distribution provisions of the former limited liability company agreement of DynaVox Holdings, assuming it was liquidated at the time of the IPO with a value implied by the $15.00 per share initial public offering price of the shares of Class A common stock sold in the IPO. The Corporation used $77,380 of the IPO proceeds to purchase 5,158,646 Holdings Units from DynaVox Holdings owners, including members of DynaVox Holdings senior management.

        As part of the Recapitalization and Offering Transactions each Holdings Units unit holder received one share of the Corporation's Class B common stock. The holder of a share of Class B common stock

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

1. ORGANIZATION (Continued)

receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each Holdings Units unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Holdings Units unit holders have the right to exchange their Holdings Units for shares of the Corporation's Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 2, 2010 there were 20,451,648 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock of the Corporation.

Initial Public Offering

        The IPO closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units of DynaVox Holdings.

        Upon completion of the offering, the Corporation received proceeds of approximately $140,625. The Corporation used $63,245 of these proceeds to purchase 4,216,354 newly-issued Holdings Units from DynaVox Holdings. The Corporation caused DynaVox Holdings to use approximately $60,804 of the $63,245 of proceeds from the sale of such newly-issued Holdings Units to repay outstanding indebtedness and to pay the expenses of the IPO, including aggregate underwriting discounts of $9,844 and other offering expenses of $8,410. The Corporation used $77,380 of the IPO proceeds to purchase 5,158,646 Holdings Units from DynaVox Holdings owners, including members of DynaVox Holdings senior management.

        Subsequent to the IPO and the Recapitalization and Offering Transactions described above, the Corporation consolidated the financial results of DynaVox Holdings and its subsidiaries and reflected the ownership interest of the other members of DynaVox Holdings as a non-controlling interest in the Corporation's consolidated financial statements beginning April 28, 2010. There was no change in basis as a result of the IPO or the Recapitalization and Offering Transactions.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

1. ORGANIZATION (Continued)

        The following table summarizes the proceeds and use of proceeds from the IPO:

DynaVox Inc.
Gross proceeds from 9,375,000 Class A common shares	$140,625
Use of Proceeds:
Purchase Holdings Units from existing owners and management	(77,380)
Purchase newly-issued Holdings Units	(63,245)

DynaVox Inc. proceeds	$—

DynaVox Systems Holdings LLC
Proceeds from sale of Holdings Units to DynaVox Inc.	$63,245
Use of Proceeds:
IPO related expenses, including aggregate underwriting discounts of $9,844	(18,254)
Debt repayment	(42,550)

DynaVox Systems Holdings LLC proceeds	$2,441

Non-Controlling Interest

        The Corporation, as a result of the IPO and the related Recapitalization and Offering Transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Corporation will operate and control all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conduct our business. The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the statement of income represents the portion of earnings or loss attributable to the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Corporation attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of April 28, 2010 and July 2, 2010 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total *
April 28, 2010 & July 2, 2010	20,451,648	9,375,000	29,826,648
	68.6%	31.4%	100%

*
Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation's Class A common stock on a one-for-one basis

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

1. ORGANIZATION (Continued)

        The non-controlling interest associated with the initial investment by DynaVox Holdings in the Corporation and subsequent transactions is calculated as follows:

DynaVox Holdings equity balance as of April 27, 2010(1)	$71,417
Non-controlling unitholders' percentage	68.6%

Initial allocation of non-controlling interest in DynaVox Inc.	$48,992
Initial allocation of non-controlling interest shareholder notes	(271)

Total non-controlling interest of DynaVox Inc.	48,721
Non-controlling interest allocation for the period from April 28, 2010 to July 2, 2010:
Non-controlling interest associated with other comprehensive income	—
Payment of non-controlling interest shareholder notes	184
Interest on non-controlling interest shareholder notes	3
Allocation of income of DynaVox Inc.	2,397
Balance of non-controlling interest as of July 2, 2010	$51,305

(1)
Represents net book value of DynaVox Holdings immediately prior to the IPO of $24,517, an increase in net book value resulting from sale of Holdings Units to DynaVox Inc., less transaction costs of $44,990 and allocation of deferred tax assets of $1,910.

Tax Receivable Agreement

        DynaVox Holdings intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of Holdings Units shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

        The Corporation entered into a tax receivable agreement with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

1. ORGANIZATION (Continued)

such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). At July 2, 2010, the Company operated in one reportable segment.

        Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include revenue recognition, trade receivables and related allowances, inventory valuation, derivative financial instrument valuation, equity-based compensation, and fair value measures for goodwill and other long-lived assets used in the Company's initial recording and evaluation of impairment for such assets. Actual outcomes could differ from these estimates.

        Fiscal Year End—The Company's fiscal year ends on the Friday closest to June 30, resulting in either a 52- or 53-week year. The fiscal years ended July 2, 2010 ("2010") and June 27, 2008 ("2008") were each 52 weeks and the fiscal year ended July 3, 2009 ("2009") was 53 weeks.

        Seasonality—The Company's business is seasonal and historically has realized a higher portion of its net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarters (second calendar quarter). Fourth quarter sales represented 29%, 33%, and 31% of total annual sales for fiscal years 2010, 2009, and 2008, respectively.

        Foreign Currency Translation—The Company's foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' and members' equity. Gains or losses resulting from foreign currency transactions are included in other expenses—net in the consolidated statements of income.

        Cash—Cash includes cash on hand and cash deposited at domestic and international financial institutions. The carrying amount of cash approximates fair value.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories—Inventory costs include material, labor, and overhead, and are stated at the lower of first-in, first-out cost or market value. The Company adjusts the cost basis of inventory for obsolete and slow-moving inventory. Slow-moving inventory consists primarily of spare parts used for repairs of discontinued products. The adjustments are estimated by evaluating historical usage of parts on hand and the expected future use of such parts.

        Property and Equipment—Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Assets recorded under leasehold improvements are depreciated over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives for molds, machinery, and equipment are 3 to 5 years. The estimated useful lives for computer equipment and purchased internal use software are 3 to 5 years. The estimated useful lives for furniture and fixtures are 5 to 10 years.

        The Company evaluates the carrying value of its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset. The Company has not recognized an impairment of its long-lived assets during any of the three fiscal years in the period ended July 2, 2010.

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

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The income approach is based on a reporting units' projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The market approach is based on the Company's market capitalization at the testing date.

        The resulting fair values exceeded carrying value in all instances, and were substantially more than the carrying value. There were inherent uncertainties, however, related to these factors and to the Company's judgment in applying them to this analysis. Based on these tests, the Company did not recognize an impairment of our goodwill during any of the three fiscal years in the period ended July 2, 2010.

        The Company has indefinite-lived intangible assets composed of certain symbols and trade names. These assets are tested for impairment by comparing the fair value of the asset to its carrying value. Fair value is estimated by using the relief from royalty method (a discounted cash flow methodology).

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based on these tests, the Company has not recognized an impairment of its indefinite-lived intangible asset during any of the three fiscal years in the period ended July 2, 2010.

        The Company also has finite-lived intangible assets comprised of noncompete agreements, acquired software technology, patents, trade names and acquired backlog, which are typically amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over 6 years, acquired software technology is amortized over 3 to 10 years, patents are amortized over 10 years, trade names are amortized over 3 years and acquired backlog is amortized over a 6 month period. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to noncompete agreements, patents and acquired backlog are included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. The Company has not recognized an impairment of finite-lived intangible assets during any of the three fiscal years in the period ended July 2, 2010.

        Trade Receivables and Related Allowances—Trade receivables are recorded at the estimated net realizable amounts from customers. A contractual allowance is recorded at the time the related sale is recognized for customers that have negotiated contractual reimbursement rates, such as insurance companies. Adjustments for contractual allowances are recorded as a reduction of net sales in the consolidated statements of income. An allowance for doubtful accounts is recorded based on historical experience, payor mix, and the aging of its accounts receivable. Adjustments for the allowance for doubtful accounts are recorded as a component of operating expenses in the consolidated statements of income.

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and the collectability is probable. The Company's revenue is derived from the following sales:

        Sales of speech generating devices with embedded software ("Devices"): These hardware Devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. The Company provides a limited one-year warranty on the hardware for these Devices.

        Revenue derived from sales being funded by certain payors, mainly Medicare and Medicaid, is recognized upon receipt of the shipment by the customer, as risk of loss does not pass until customer receipt. Revenue derived from sales to other customers is recognized upon product shipment to the customer when title and risk of loss to the product transfers.

        The Company's revenues are recorded, net of a contractual allowance for adjustments at the time of sale based on contractual arrangements with insurance companies, Medicare allowable billing rates, and state Medicaid fee schedules.

        In connection with sales of Devices, technical support is provided to customers, including customers of resellers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. To ensure our customers obtain the right devices, a significant amount of our customer support effort, including demonstrations, information, documentation and support, and for some potential customers, the use of a no-charge loaner device for a trial basis, are delivered prior to the sale of a Device. As the fee for technical support is included in

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the initial fee for the Device, the technical support and services provided post-sale are provided within one year, the estimated cost of providing such support is deemed insignificant and unspecified upgrades and enhancements are minimal and infrequent, technical support revenues are recognized together with the Device revenue. Costs associated with the post-sale technical support are accrued at the time of the sale and are not significant.

        Sales of extended warranties for Devices: These service agreements provide separately priced extended warranty coverage for a three-year period (two years beyond the standard one-year warranty) on the Devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period.

        Sales of communication and learning software: These software sales relate to communication and learning software sold to customers for use on personal computers ("Software"). This Software does not require significant production, modification, or customization for functionality. Revenue for the software is recognized upon transfer of title and risk of loss. No post contract customer support or upgrade rights are provided with our software.

        Royalty payments from third-party use of the Company's proprietary symbols: These royalty payments relate to the licensing of the Company's proprietary symbols to third parties for use in third-party products. These revenues are based on negotiated contract terms with third parties that require royalty payments based on actual third-party usage. This royalty revenue is recognized based on the third-party usage under the contract terms.

        Non-income related taxes collected from customers and remitted to government authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of income and does not impact reported revenues or expenses.

        Warranty Costs—The Company's products are covered by warranties against defects in material and workmanship for a period of one year from the date of sale. Estimated warranty costs are recorded at the time of sale. The warranty reserve is estimated by evaluating historical warranty costs and the number of products sold. Costs for warranty repairs provided in conjunction with extended service contracts are expensed as incurred.

        Research and Development Costs—Research and development costs relate to both present and future products and are expensed as incurred. The Company has not historically capitalized software development costs as the point that technological feasibility is reached has been very near the date the products are released to manufacturing. Certain patent technology costs are capitalized using an estimated useful life of 10 years.

        Deferred Financing Costs—Fees and expenses incurred related to debt are capitalized and amortized straight line over the term of the debt, which approximates the effective interest method. The capitalized costs are included in other assets in the consolidated balance sheets and the related amortization is included in interest expense in the consolidated statements of income. During the period from April 28, 2010 to July 2, 2010 (Successor) the Company expensed $866 of deferred financing costs that was related to the early repayment of the Senior Subordinated Note (Note 6).

        Advertising Costs—Certain advertising costs, including costs of producing catalogs, direct mail and other promotional costs are expensed when the marketing campaign commences. The Company

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized $240, $1,146, $855 and $1,053 in advertising expense during the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, and the fiscal years ended 2009 and 2008 (Predecessor), respectively.

        Net Income Per Common Share—Basic net income per share is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture. Diluted net income per share is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock subject to forfeiture utilizing the treasury stock method.

        Equity-Based Compensation—The fair value of the Company's equity-based compensation is estimated using the Black-Scholes option pricing model. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures).

        Income Taxes—As a result of the Company's acquisition of Holdings Units from DynaVox Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation's taxable income. As a result of a federal income tax election made by DynaVox Holdings, applicable to a portion of the Corporation's acquisition of Holdings Units, the income tax basis of the assets of DynaVox Holdings, underlying a portion of the units the Corporation has acquired, have been adjusted based upon the amount that the Corporation has paid for that portion of its DynaVox Holdings' Holdings Units. The Corporation has entered into an agreement with the selling unitholders of DynaVox Holdings that will provide for the additional payment by the Corporation to the selling unitholders of DynaVox Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of DynaVox Holdings' goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As a result of these transactions, the Corporation's tax basis in its share of DynaVox Holdings' assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $42,626, of which the majority is expected to be realized over 15 years as the tax basis of these assets is amortized.

        Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect or change in tax laws and rates on the date of enactment. See additional information in Note 7.

        The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

positions are included as a component of the provision for income taxes on the consolidated statements of income.

        Business and Credit Concentrations—Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company maintains cash with three major financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation ("FDIC") limits. As July 2, 2010, cash of $8,725 is deposited at international banks and is not FDIC insured. A significant portion of the Company's receivables are due from federal and state government reimbursement programs, such as Medicare ($2,607 and $2,495 as of July 2, 2010 and July 3, 2009, respectively), and various Medicaid state programs ($4,927 and $4,232 as of July 2, 2010 and July 3, 2009, respectively).

        Fair Value of Financial Instruments—The Company's financial instruments consist of cash, trade accounts receivable, trade accounts payable, short-term and long-term debt and interest rate agreements. See Note 8, "Fair Value Measurements" for additional information.

        Derivative Financial Instruments—The Company accounts for its derivative instruments as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the nature of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as cash flow hedges, the effective portion of changes in fair values is recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

        Other Comprehensive Income (Loss)—Other comprehensive income (loss) is a measure of income which includes both net income and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into the consolidated statements of income. Accumulated other comprehensive income (loss) (AOCI) is separately presented on the Company's consolidated balance sheets as part of stockholders' and members' equity.

        Recently Issued Accounting Standards—In October 2009, the FASB issued changes to accounting for multiple-deliverable revenue arrangements, and arrangements that include software elements. These changes require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption on the Company's consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

3. ACQUISITIONS

        On January 4, 2010, the Company acquired all outstanding shares of Eye Response Technologies, Inc. ("ERT") in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration. ERT developed and distributed certain eye gaze, and eye tracking technologies enabling people with disabilities to interface with a computer and communicate using only their eyes. With this acquisition, the Company expects to integrate aspects of ERT's technology to enhance the DynaVox EyeMax® product line. We believe this acquisition further enhanced our existing EyeMax capabilities and provides increased interaction for our clients with significant needs. The operations of ERT were moved from Virginia to the Company's headquarters in Pittsburgh, Pennsylvania upon acquisition. ERT's results of operations have been included in the Company's consolidated statements of income beginning January 4, 2010.

        The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$3,688
Contingent consideration—royalty agreement(2)	3,728
Contingent consideration—consulting agreement(3)	430
Contingent consideration—working capital adjustment(4)	117

Total consideration	$7,963

Recognized amounts of identifiable assets acquired and liabilites assumed:
Accounts receivable	$301
Inventory	141
Identifiable intangible assets(5)	5,670
Current maturities, long term debt	(296)
Accounts payable	(289)
Other current liabilities	(61)
Deferred tax liability	(2,175)

Total identifiable net assets and liabilities assumed	3,291

Goodwill	$4,672

(1)
Represents cash paid of $3,703 net of $15 cash acquired.

(2)
Contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years. The amount recorded represents the fair value of expected consideration to be paid based on the Company's forecasted sales of eye products during the three year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. The present value of the scenarios ranged from $3,355 to $3,906. The fair value of the contingent

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

3. ACQUISITIONS (Continued)

  consideration is classified as a liability, with an acquisition date fair value of $3,728. As of July 2, 2010, the liability was $3,419, which reflects a payment of $309.

(3)
Contingent consideration related to a consulting agreement due to the previous owner related to future service over three years. The amount recorded represents the fair value of contractual consideration expected to be paid. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $430. As of July 2, 2010, the liability was $375, which reflects cumulative payments totaling $63 and a fair value adjustment of $8 recorded to interest expense.

(4)
Contingent consideration related to certain working capital adjustments that are owed to the previous owner. The fair value of the working capital adjustment was determined based on the terms of the stock purchase agreement with the previous owner and was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $117. As of July 2, 2010, the fair value remains unchanged at $117.

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

        On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. ("Blink-Twice"), the developer and manufacturer of the Tango!®, an augmentative communication device designed primarily for children and teens. With this acquisition, the Company enhanced its speech generating device product offering for young people. The operations of Blink-Twice were moved from Baltimore to the Company's headquarters upon acquisition. Blink-Twice's results of operations have been included in the Company's consolidated statements of income beginning July 6, 2009.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

3. ACQUISITIONS (Continued)

        The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$933
Issuance of 19,602 Class A units(2)	712
Contingent consideration—acquired backlog(3)	674
Contingent consideration—working capital adjustment(4)	125

Total consideration	$2,444

Recognized amounts of identifiable assets acquired and liabilites assumed:
Accounts receivable	$337
Inventory	255
Property and equipment	143
Identifiable intangible assets(5)	1,644
Other assets	33
Current maturities, long term debt	(721)
Accounts payable	(176)
Other current liabilities	(205)

Total identifiable net assets and liabilities assumed	1,310

Goodwill	$1,134

(1)
Represents cash paid of $1,000 net of $67 of cash acquired.

(2)
The fair value of the Class A units was determined based on a valuation of the units using a combination of the market and income approaches.

(3)
Contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired ("Acquired Backlog"). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the consolidated balance sheets as the previous owner is a current employee of the Company. As of July 2, 2010, the related-party payable was $17, which reflects cumulative payments totaling $583 and a fair value adjustment of $74 that was recorded to other income.

(4)
Contingent consideration related to certain working capital adjustments that were owed to the previous owner. The fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $125. As of July 2, 2010, the related-party payable was $154, which reflects a fair value adjustment of $29 that was recorded to other expense.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

3. ACQUISITIONS (Continued)

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

        Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the consolidated statements of income. For the period from April 28, 2010 to July 2, 2010 (Successor) and July 4, 2009 to April 27, 2010 (Predecessor), such costs totaled $139 and $345, respectively, most of which related to the ERT acquisition. The total acquisition costs associated with Blink-Twice were $417, the majority of which were recorded in fiscal year 2009. Additional costs incurred subsequent to July 2, 2010 are not expected to be significant. Unaudited pro forma operating results for the fiscal years ended July 2, 2010 and July 3, 2009, as though the Company had acquired Blink-Twice and ERT on the first day of fiscal 2009, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on the first day of fiscal 2009.

	Pro Forma Successor	Pro Forma Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended July 3, 2009
	(Unaudited)
Net sales	$25,803	$89,641	$96,216
Net income attributable to the controlling and non-controlling interests	2,902	8,218	9,716

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

4. BALANCE SHEET ITEMS

        Inventories as of July 2, 2010 and July 3, 2009, consist of the following:

	Successor 2010	Predecessor 2009
Raw materials	$4,443	$1,522
Work in process	79	179
Finished goods	2,286	2,690

Inventories	$6,808	$4,391

        The components of property and equipment as of July 2, 2010 and July 3, 2009, are as follows:

	Successor 2010	Predecessor 2009
Molds, machinery and equipment	$6,278	$4,995
Computer equipment and purchased software	4,436	3,246
Furniture, fixtures and office equipment	1,224	898
Leasehold improvements	599	452

Total property and equipment—gross	12,537	9,591
Less accumulated depreciation and amortization	(7,274)	(5,451)
Construction in process	1,802	926

Property and equipment—net	$7,065	$5,066

        The Company capitalized interest of $83, $0, $69, and $18 during the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, and fiscal years ended 2009 and 2008 (Predecessor), respectively. Depreciation expense for the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor) amounted to $583, $2,288, $2,186, and $1,671, respectively.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

4. BALANCE SHEET ITEMS (Continued)

        Other current liabilities as of July 2, 2010 and July 3, 2009, consist of the following:

	Successor 2010	Predecessor 2009
Accrued compensation	$8,925	$6,595
Interest rate swaps at market	631	623
ERT acquisition contingencies	1,770	—
Non-competition agreements	—	258
Accrued commissions	46	91
Accrued warranty	157	190
Accrued income taxes	187	37
Accrued interest	46	225
Accrued professional fees	558	319
Accrued acquisition costs	—	330
Other	845	460

Other current liabilities	$13,165	$9,128

5. GOODWILL AND INTANGIBLE ASSETS

        As of July 2, 2010, goodwill increased by $5,806 from July 3, 2009 as a result of the acquisitions of ERT and Blink-Twice (Note 3). As of July 2, 2010, acquired intangibles with indefinite lives increased by $700 to $25,300 from July 3, 2009 as a result of the acquisition of Blink-Twice (Note 3).

        As of July 2, 2010, the gross carrying value of finite lived intangible assets increased $6,634 from July 3, 2009 of which $6,614 was the result of the acquisitions of ERT and Blink-Twice (Note 3) and acquired software technology of $20. The Company's identifiable intangible assets with finite lives are being amortized over their estimated useful lives as of July 2, 2010 and July 3, 2009, and are detailed below:

	Successor			Predecessor
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete agreements	$2,000	$2,000	$—	$2,000	$1,819	$181
Acquired software technology	3,253	1,403	1,850	1,723	1,079	644
Patent technology	4,330	216	4,114	—	—	—
Trade name	100	33	67	—	—	—
Acquired backlog	674	674	—	—	—	—

	$10,357	$4,326	$6,031	$3,723	$2,898	$825

        Amortization expense related to intangibles for the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 and 2008 (Predecessor) was $177, $1,251, $468 and $463, respectively. Estimated amortization expense for each of the next five fiscal years is as follows: 2011—$925; 2012—$920; 2013—$829; 2014—$807; and 2015—$600.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

6. LONG-TERM DEBT

        Long-term debt as of July 2, 2010 and July 3, 2009 consists of the following:

	Successor 2010	Predecessor 2009
2008 Credit Facility	$47,066	$50,700
2008 Subordinated Note	—	31,000
Revolver draw under 2008 Credit Facility	—	—
Note payable	1,095	1,095

Total debt	48,161	82,795
Less current installments	(3,961)	(3,259)

Long-term debt—less current installments	$44,200	$79,536

2008 Credit Facility

        On June 23, 2008, the Company entered into a third amended and restated secured credit facility ("2008 Credit Facility") with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA) that provides $52,000 of term loans and up to $10,000 of revolving loans and letters of credit. The 2008 Credit Facility is secured by all domestic assets and 65% of the equity in foreign subsidiaries, and requires principal amortization starting September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013.

        On February 5, 2010, the Company amended certain aspects of its 2008 Credit Facility. In addition to other items, this amendment increased the Company's available revolving loans and letters of credit from $10,000 to $12,925, increased the amount available for restricted distributions, as defined, to $12,000 provided the Company is in compliance with certain financial and non-financial covenants and provides for a fee to be paid by the Company if the 2008 Subordinated Note (hereinafter defined) was not paid in full by August 5, 2010.

        On March 4, 2010, the Company entered into a second amendment to the 2008 Credit Facility which amendment became effective on April 27, 2010. As part of the second amendment, the agent and the lenders under the 2008 Credit Facility consented to DynaVox Holdings transfer of all of its obligations under the 2008 Credit Facility to a newly formed wholly-owned subsidiary of DynaVox Holdings that became the immediate holding Company parent of DynaVox Systems LLC upon the consummation of the IPO. The lenders waived the requirement of any prepayment of the credit facility with the proceeds of the IPO and consented to the repayment in full of the 2008 Subordinated Note and the indebtedness outstanding under certain other notes payable with the proceeds of the IPO.

        When the second amendment to the 2008 Credit Facility became effective, all obligations under the 2008 Credit Facility were unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC's existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC's present and future assets and all present and future assets of each guarantor on a first lien basis.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

6. LONG-TERM DEBT (Continued)

        The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.3% and 4.9% as of July 2, 2010 and July 3, 2009, respectively) or the Prime rate, plus a credit spread (6.25% and 6.5% as of July 2, 2010 and July 3, 2009, respectively) for all term loans and draws under the revolver.

        Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company's ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of July 2, 2010 and July 3, 2009, the Company's credit spreads were as follows:

	July 2, 2010		July 3, 2009
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.25%	4.25%
Revolver draw under 2008 Credit Facility	3.00	4.00	3.25	4.25

        At July 2, 2010 and July 3, 2009, the commitment fee was 0.5% on the unused portion of the revolving credit facility.

2008 Subordinated Note

        On June 23, 2008, the Company entered into a Senior Subordinated Note Agreement with BlackRock Kelso Capital Company ("2008 Subordinated Note") in the amount of $31,000, which requires repayment in one installment on June 23, 2015. The 2008 Subordinated Note bears interest on the outstanding principal at a rate per annum of 15% payable on the last day of each fiscal quarter. The 2008 Subordinated Note is junior to the 2008 Credit Facility and carries a premium for prepayment of 5% after the first and up to the second anniversary date, 3% after the second and up to the third anniversary date, 2% after the third and up to the fourth anniversary date, and 0% thereafter.

        On February 5, 2010, in conjunction with the 2008 Credit Facility amendment the Company also amended certain aspects of the Senior Subordinated Note Agreement. In addition to other items, this amendment increased the amount available for restricted distributions, as defined in the note purchase agreement relating to the 2008 Subordinated Notes, to $12,000 provided the Company is in compliance with certain financial and non-financial covenants and provides for a fee of $294 to be paid by the Company if the 2008 Subordinated Note is not paid in full by August 5, 2010. The $31,000 was paid off in full on April 27, 2010 with proceeds from the IPO (Note 1), thus avoiding the $294 fee. The early repayment of the $31,000 resulted in a penalty equal to 5% of the principal balance plus related expenses, or $1,575 and write-off of deferred financing costs (Note 2), for a total loss on extinguishment of debt of $2,441.

Revolver Draw Under 2008 Credit Facility

        On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid off in full on April 27, 2010 with proceeds from the IPO (Note 1). At July 2, 2010 and July 3, 2009 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 and $10,000, respectively.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

6. LONG-TERM DEBT (Continued)

Financial Covenants

        Commencing on September 30, 2008, the 2008 Credit Facility and the 2008 Subordinated Note require the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio, and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility and the 2008 Subordinated Note at July 2, 2010 and July 3, 2009. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company made an excess cash flow payment of $3,259 for the year ended July 3, 2009, in fiscal year 2010, which was classified as a component of the current portion of long-term debt as of July 3, 2009. The Company is not required to make an excess cash flow payment for the year ended July 2, 2010.

Note Payable

        The $1,095 note payable is related to an acquisition in 2004 and has an interest rate of 7% to be paid quarterly, and matures on September 30, 2010.

Other

        As part of the asset purchase of Blink-Twice, the Company assumed $721 in debt payable to an unrelated party. The debt was repaid within the first 30 days following the closing of the acquisition (Note 3).

        As part of the acquisition of ERT, the Company assumed $296 in debt payable to an unrelated party. The debt was repaid within the first 30 days following the closing of the acquisition (Note 3).

7. INCOME TAXES

        Income from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, includes the following income / (loss) components:

		Predecessor
	Successor
			Fiscal Year Ended
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
			July 3, 2009	June 27, 2008
Domestic	$3,668	$10,169	$8,858	$7,002
Foreign	(174)	(477)	161	584

	$3,494	$9,692	$9,019	$7,586

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

7. INCOME TAXES (Continued)

        Components of the provision for income taxes consist of the following:

		Predecessor
	Successor
			Fiscal Year Ended
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
			July 3, 2009	June 27, 2008
Current expense
Federal	$8	$122	$78	$21
State and local	2	135	79	109
Foreign	21	197	24	193

Total current expense	31	454	181	323
Deferred expense/(benefit)
Federal	$577	$(173)	$—	$—
State and local	49	(32)	—	—
Foreign	(65)	(147)	—	—

Total deferred expense/(benefit)	561	(352)	—	—

Provison for income tax expense	$592	$102	$181	$323

        Prior to April 28, 2010, the Company's main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company's income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

        Taxes payable as of July 2, 2010 and July 3, 2009 were $183 and $37, respectively.

        The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company's earnings attributable to the non-controlling interest are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

7. INCOME TAXES (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

		Predecessor
	Successor
			Fiscal Year Ended
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
			July 3, 2009	June 27, 2008
U.S. statutory tax rate	34.00%	34.00%	34.00%	34.00%
State and local taxes	4.69%	4.39%	3.12%	2.90%
Foreign taxes	0.35%	0.41%	(0.33)%	(0.07)%
Effect of permanent differences—other	1.09%	3.28%	1.99%	1.36%
Effect of permanent differences—equity compensation	16.73%	(0.42)%	0.00%	0.00%
Rate benefit as a LLC	(39.94)%	(42.45)%	(36.77)%	(33.93)%
Uncertain tax position	0.08%	0.71%	0.00%	0.00%
Other items	(0.06)%	1.13%	0.00%	0.00%

Effective tax rate	16.94%	1.05%	2.01%	4.26%

        Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

7. INCOME TAXES (Continued)

tax assets and liabilities for the fiscal years ended July 2, 2010 and July 3, 2009 are summarized as follows:

	Successor 2010	Predecessor 2009
Current deferred tax assets
Compensation and benefits	$310	$—
Allowance for doubtful accounts	222	—
Other	196	53

Total current deferred tax assets	728	53

Net current deferred tax assets	$728	$53

Long-term deferred tax assets
Goodwill and other intangibles	$42,561	$—
Other	181	—
Net operating losses	1,594	—
Valuation allowance	(481)	—

Total long-term deferred tax assets	$43,855	$—

Long-term deferred tax liabilities
Goodwill and other intangibles	$(2,161)	$—
Property and equipment	(220)

Total long-term deferred tax liabilities	$(2,381)	$—

Net long-term deferred tax assets	$41,474	$—

Total net deferred tax assets and liabilities	$42,202	$53

        The increase in deferred tax assets was primarily due to an increase in the tax basis of certain intangible assets resulting from the Corporation's investment in DynaVox Holdings. The deferred tax assets also increased by $2,706 due to a change in tax rates resulting from the change in the Company's structure in which a portion of the Company's earnings are subject to federal and state income taxes.

        The Company has federal, state, and foreign net operating losses of $3,639, $1,414 and $1,026, respectively. The federal net operating loss carryforwards expire from 2026-2030, while the state net operating losses expire from 2015-2030. The foreign net operating loss has an indefinite life.

        A valuation allowance is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. A valuation allowance of $481 and $0 has been recorded at July 2, 2010 and July 3, 2009, respectively, as management has concluded it is more likely than not that the deferred tax assets associated with certain federal and state net operating losses will not be realized.

        No federal or state income taxes have been provided on approximately $760 of foreign earnings considered to be permanently reinvested in foreign countries.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

7. INCOME TAXES (Continued)

        The Company adopted the accounting requirements of uncertain income tax positions effective July 2, 2007. The adoption did not have a material impact on the consolidated financial statements.

        A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the fiscal years ended July 2, 2010 and July 3, 2009 are as follows:

	Successor 2010	Predecessor 2009
Beginning of year balance	$—	$—
Increases in prior period tax positions	67	—
Decreases in prior period tax positions	—	—
Increases in current period tax positions	—	—
Settlements	—	—

End of year balance	$67	$—

        A total estimated unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate is approximately $67 and $0 as of July 2, 2010 and July 3, 2009, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the changes in its unrecognized tax benefit reserve to have a material impact on its financial statements. The Company's income tax provision included $5 and $0 of expense related to interest and penalties for the year ended July 2, 2010 and July 3, 2009, respectively.

        The Company files income tax returns with federal, state, local and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2007-2009 are currently open for examination. Foreign tax returns associated with fiscal year 2006-2009 also remain open under the statute.

8. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value is an exit price and the exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

        Accounting standards established three different valuation techniques; market approach, income approach, and cost approach. The Company uses the market and income approaches to value assets and liabilities for which the measurement attribute is fair value. Valuation techniques used to measure fair value are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's internal market assumptions. These two types of inputs create the following fair value hierarchy:

        Level 1—Inputs to the valuation methodology are based on quoted prices for an identical asset or liability in an active market.

        Level 2—Inputs to the valuation methodology are based on quoted prices for a similar asset or liability in an active market, quoted prices for an identical or similar asset or liability in an inactive

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

8. FAIR VALUE MEASUREMENTS (Continued)

market, or model-derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

        Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

        Valuation of assets and liabilities requires consideration of market risks in our valuations that other market participants may consider. Specifically, consideration was given to the Company's non-performance risk and counterparty credit risk to develop appropriate risk-adjusted discount rates used in our fair value measurements. The Company utilized the following valuation methodologies to measure our financial assets and liabilities:

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

        The following table presents liabilities measured at fair value on a recurring basis at July 2, 2010 and July 3, 2009:

	Successor 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Interest rate swaps	$—	$(631)	$—	$(631)

Total liabilities	$—	$(631)	$—	$(631)

	Predecessor 2009
Description	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Interest rate swaps	$—	$(1,190)	$—	$(1,190)

Total liabilities	$—	$(1,190)	$—	$(1,190)

        The carrying amounts reflected in the consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At July 2, 2010, the fair value of the Company's debt instruments approximated carrying value as the debt was principally comprised of variable rate debt. At July 3, 2009, the fair value of the Company's debt instruments was approximately $89,969. The fair value of the Company's long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

9. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company used interest rate swaps during fiscal years 2010, 2009 and 2008 to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the periods April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ending 2009 or 2008 (Predecessor).

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

        The Company has entered into a number of interest rate swaps that mature at various dates in calendar years 2010 and 2011. These swaps serve to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of July 2, 2010 and July 3, 2009, the outstanding notional amounts are $27,000 and $35,000, respectively.

        Information related to the fair value of derivative instruments and their location in the consolidated balance sheet is presented below:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Successor Fair Value as of July 2, 2010	Predecessor Fair Value as of July 3, 2009
Interest rate swaps	Other current liabilities	$631	$623
Interest rate swaps	Other liabilities	—	567

Total		$631	$1,190

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Information related to the amounts recognized for derivatives and their location in the consolidated statements of income for the period April 28, 2010 to July 2, 2010 (Successor), are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	Amount of Loss Reclassified from AOCI to Income(1)	Amount of Loss Recognized in Income	Total Loss Recognized in Income
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$(47)	$(40)	$(87)

(1)
Represents reclassification from AOCI that result from the hedging instrument's previous designation as a cash flow hedge.

        Information related to the amounts recognized for derivatives and their location in the consolidated statements of income for the period July 4, 2009 to April 27, 2010 (Predecessor), are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	Amount of Loss Reclassified from AOCI to Income(1)	Amount of Loss Recognized in Income	Total Loss Recognized in Income
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$(259)	$(400)	$(659)

(1)
As of July 2, 2010, the Company has reclassified all of amounts recorded in other comprehensive income into other expense.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

10. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplement information pertaining to our consolidated statements of cash flows are as follows:

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
			July 3, 2009	June 27, 2008
Cash paid for:
Interest	$568	$5,618	$8,458	$5,898
Income taxes	1	170	270	291
Cash received from:
Interest	11	44	111	173
Income taxes	—	1	17	—
Non-cash investing activities:
Accrued capital costs	379	48	83	70
Blink-Twice acquisition (see Note 3)
Non-cash investing activities:
Issuance of 19,062 Class A units	—	712	—	—
Contingent consideration	—	799	—	—
Non-cash financing actvitities:
Long-term debt assumed	—	721	—	—
ERT acquisiton (see Note 3)
Non-cash investing activities:
Contingent consideration	—	4,275	—	—
Non-cash financing actvitities:
Long-term debt assumed	—	296	—	—

11. COMMITMENTS AND OTHER CONTINGENCIES

        Leases—The Company leases office and operating facilities and machinery and equipment under operating leases that expire over the next five years. Rent expense for operating leases was $231, $901, $1,093 and $1,217, for the periods April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, fiscal years ended 2009 and 2008 (Predecessor), respectively.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

11. COMMITMENTS AND OTHER CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases as of July 2, 2010, are as follows:

Fiscal Year	Amount
2011	$1,134
2012	1,103
2013	196
2014	68
2015	42
Beyond fiscal year 2015	203

Total minimum lease payments	$2,746

        Product Warranties—The Company accrues for product warranties included with products sold (one year warranty) based upon historical experience and other currently available evidence. The activity related to the product warranty liability for the periods April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, fiscal years ended 2009 and 2008 (Predecessor) are summarized in the following table:

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	2009	2008
Balance-beginning of period	$259	$202	$230	$272
Provision for warranties issued	61	71	168	285
Liabilities assumed in acquisition	—	138	—	—
Reductions for payments, cost of repairs, and other	(147)	(152)	(196)	(327)

Balance-end of period	$173	$259	$202	$230

        Other Matters—The Company is a party to various legal proceedings arising in the ordinary course of business. Management does not believe that the outcome of any of these actions will have a material adverse effect on the Company's consolidated financial position or results of operations and liquidity.

12. SEGMENT INFORMATION

        The Company operates in a single segment to develop and market assistive communication technologies.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

12. SEGMENT INFORMATION (Continued)

        The Company's net sales are comprised of two product lines; speech generating devices and special education software, and are as follows:

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
			July 3, 2009	June 27, 2008
Net sales:
Devices	$21,181	$68,789	$75,007	$64,622
Software	4,622	19,707	16,153	16,816

Total net revenue	$25,803	$88,496	$91,160	$81,438

        Included in the consolidated financial statements are the following amounts related to geographical location:

	Successor	Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
			July 3, 2009	June 27, 2008
Net sales:
United States	$23,310	$75,336	$77,500	$66,924
International	2,493	13,160	13,660	14,514

Total net sales	$25,803	$88,496	$91,160	$81,438

	Fiscal Year Ended
	Successor	Predecessor
	July 2, 2010	July 3, 2009	June 27, 2008
Long-lived assets:
United States	$6,667	$4,989	$4,370
International	398	77	21

Total long-lived assets	$7,065	$5,066	$4,391

        During the past three fiscal years, the Company did not have any sales to an individual customer that exceeded 10% of net sales.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

13. PROFIT-SHARING/SAVINGS PLAN

        The Company has a 401(k) profit-sharing/savings plan covering most U.S. employees (the "associates"). Under the profit-sharing portion of the plan, at its discretion, the Company may contribute to the associates' accounts a minimum of 4% of their salary for the fiscal year. Upon attainment of certain earning targets as approved by the Board of Directors, up to an additional 2% may be awarded. Under the savings feature of the plan, associates may make contributions to the plan, which are matched by the Company in an amount determined by the Board of Directors.

        Expenses in the Company's consolidated statements of income are summarized as follows:

		Predecessor
	Successor
			Fiscal Year Ended
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
			July 3, 2009	June 27, 2008
Profit sharing plan employer contributions	$377	$996	$937	$802
Savings plan associate contributions matched	8	139	127	102

14. RELATED-PARTY TRANSACTIONS

        During fiscal years 2010 and 2009, the Company incurred a liability to certain investors for shared usage of assets and personnel, as well as for liabilities paid by certain investors on behalf of the Company. At July 2, 2010 and July 3, 2009, this liability was $10 and $25, respectively.

        During fiscal year 2010, the Company recorded liabilities for contingent consideration related to the acquired backlog and net working capital adjustments of the Blink-Twice acquisition (Note 3). The amounts due are payable to the previous owner of Blink-Twice who is a current employee of the Company. At July 2, 2010, the liability for the contingent consideration was $171.

        During the periods from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, fiscal years 2009 and 2008 (Predecessor) the Company incurred management expenses for advisory services from certain investors of $0, $300, $300 and $300, respectively. In addition, the Company incurred $3,100 of advisory services from certain investors related to the IPO that were recorded as a reduction of gross proceeds from the IPO within stockholders' and members' equity.

        During fiscal year 2010, the Company recorded a related-party receivable within other receivables related to a non-officer loan for relocation of $80. The amount is expected to be collected during fiscal 2011.

        As described in Note 17, the Company has provided partial recourse notes to certain non-officer employees of the Company to fund the purchase of Management Units.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss at July 2, 2010 and July 3, 2009 are as follows:

	Successor 2010	Predecessor 2009
Attributable to DynaVox Inc.
Foreign currency translation	$(46)	$(147)
Derivative financial instruments	—	(306)

Accumulated other comprehensive loss attributable to DynaVox Inc.	$(46)	$(453)

Attributable to non-controlling interests
Foreign currency translation	$(101)	$—

Accumulated other comprehensive loss attributable to non-controlling interests	$(101)	$—

        Foreign currency translation adjustments, including those pertaining to non-controlling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Derivative financial instrument adjustments are not recorded net of income taxes as the amounts relate to a non-tax paying subsidiary.

16. STOCKHOLDERS' AND MEMBERS' EQUITY STRUCTURE

Current Stockholders' Equity Structure

        Refer to the description of the Recapitalization Transactions and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

        The Company's authorized capital stock consists of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share.

        As of July 2, 2010, there 9,383,335 shares of the Corporation's Class A common stock issued and outstanding, including 8,335 shares of restricted stock granted to certain directors of the Corporation, and 100 shares of Class B common stock issued with 53 shares of the Class B common stock held by the members of Dynavox Holdings and 47 shares by Dynavox Holdings. No preferred stock has been issued.

        Specifics of the Company's classes of stock are as follows:

Class A common stock

        Class A common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon the Corporation's dissolution or liquidation or the sale of all or substantially all of the assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

16. STOCKHOLDERS' AND MEMBERS' EQUITY STRUCTURE (Continued)

common stock will be entitled to receive pro rata remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B common stock

        Each holder of Class B common stock shall be entitled, without regard to the number of shares of Class B common stock held by such holder to one vote for each Holdings Units in Dynavox Holdings held by such holder. Accordingly, the unitholders of Dynavox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold that is exchangeable for a share of Class A common stock pursuant to the exchange agreement described in Note 1 above.

        Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to the stockholders of the Corporation for their vote or approval, except as otherwise required by applicable law.

        Holders of our Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Corporation.

Preferred stock

        Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors.

Legacy Capital Structure

        The capital structure discussed below is reflective of Dynavox Holdings' structure as it existed at April 27, 2010, immediately prior to the Recapitalization Transactions. Immediately following the Recapitalization Transactions, the provisions set forth below no longer apply, see Note 1 for additional details.

        General—Dynavox Holdings equity structure consisted of nine classes of common units: Class A, Class B, Class C, Class D, Class E, Class W, Class X, Class Y, Class Z and preferred units. No preferred units were ever issued.

        The Company obtained additional debt in fiscal 2008 (Note 6) to enable the repurchase of all of the Class A common units (2,109,851) held by an investor for $34,200 on June 23, 2008. Contemporaneous with the 2008 Subordinated Note (Note 6), the Company sold 28,966 Class A Units on June 23, 2008, for $1,000 to BlackRock Kelso Capital Corporation.

        The Company authorized and created new classes of common units (W, X, Y, and Z) on January 22, 2008, to admit additional management members. The common units held by outside investors consist of the Class A common units and, in addition, certain members of management and board members hold Class A common units.

        Voting Rights—Unit holders were entitled to one vote for each unit held by such holder. Management Committee representatives are elected by a plurality vote of the Class A Members, Class B Members, Class C Members, Class D Members, Class E Members, Class W Members, Class X Members, Class Y Members, and Class Z Members, voting together as a class. Each Member holds one vote for each Class A Unit, Class B Unit, Class C Unit, Class D Unit, Class E Unit, Class W Unit, Class X Unit, Class Y Unit, and Class Z Unit held by each Member. Holders of a majority of the total

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

16. STOCKHOLDERS' AND MEMBERS' EQUITY STRUCTURE (Continued)

voting power of the outstanding Class A Units, Class B Units, Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units and Class Z Units may remove any representative from the Management Committee at any time.

        Priority Upon Distributions—Unit holders had the right to receive distribution of assets of the Company based on the following schedule, and in the sequence listed below:

  (1)
  Class A Members, pro rata in accordance with the number of each such Member's Class A Units, until the Class A Members have received cumulative distributions equal to such Members' aggregate capital contributions in respect of their Class A Units;

  (2)
  The remaining distributable assets from number (1) above would have been distributed on a pari passu basis to Class B Units, Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units, and Class Z Units. Distributions are limited to such Members' aggregate capital contributions.

  (3)
  The remaining distributable assets from number (2) above would have been distributed on a pari passu basis as follows:

    Class A Units: 80.52% distributed to the Class A Members, less the Class E Units Allocation Percentage (defined below):

    Class B Units: 1.89% distributed to the Class B Members multiplied by the applicable percentage held of the Class B Units.

    Class C Units: 2.35% distributed to the Class C Members multiplied by the applicable percentage held of the Class C Units.

    Class D Units: 4.23% distributed to the Class D Members multiplied by the applicable percentage held of the Class D Units.

    Class E Units: Class E Members distributed an amount equal to the product of a percentage determined by the Management Committee in its sole discretion (the "Class E Units Allocation Percentage").

    Class W Units: 2.50% distributed to the Class W Members multiplied by the applicable percentage held of the Class W Units.

    Class X Units: 2.50% distributed to the Class X Members multiplied by the applicable percentage held of the Class X Units.

    Class Y Units: 3.00% distributed to the Class Y Members multiplied by the applicable percentage held of the Class Y Units.

    Class Z Units: 3.00% distributed to the Class Z Members multiplied by the applicable percentage held of the Class Z Units.

  (4)
  All remaining distributable assets are distributed to Class A Members.

        Call Option—In the event that the Management Investor's employment with the Company would have terminated for any reason, the Company had the right to purchase back all Units, subject to the terms and conditions of the Management Unit subscription agreement.

        Initial Public Offering—Upon the consummation of the IPO, the Company made adequate and equitable provisions such that the applicable percentage of each Unit holder's Class A, Class B Units,

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

16. STOCKHOLDERS' AND MEMBERS' EQUITY STRUCTURE (Continued)

Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units, and Class Z Units became converted into fully paid and nonassessable shares of common stock of the Company. Management Investors agreed not to sell, or pledge that, until the first anniversary of the IPO, equity securities of the Company (including any equity securities received from the Company upon the IPO) or any securities convertible into or exercisable or exchangeable for equity. Unit holders have no preemptive or redemption rights.

        Information about the issued classes of common units for the fiscal years ended 2008, 2009 (Predecessor) and the periods from July 4, 2009 to April 27, 2010 (Predecessor) and from April 28, 2010 to July 2, 2010 (Successor), is as follows:

	Holdings Units	Class A Common Units	Class B Common Units	Class C Common Units	Class D Common Units	Class E Common Units	Class W Common Units	Class X Common Units	Class Y Common Units	Class Z Common Units	Treasury Units
Balance—June 29, 2007	—	4,031,524	97,933	115,121	213,053	5,000	—	—	—	—	—
Issuances	—	28,966	—	—	—	—	93,333	93,333	112,000	112,000	—
Redemptions, forfeitures and cancellations	—	—	(24,321)	(24,321)	(48,643)	—	—	—	—	—	(2,149,658)

Balance—June 27, 2008	—	4,060,490	73,612	90,800	164,410	5,000	93,333	93,333	112,000	112,000	(2,149,658)
Issuances	—	1,100	10,085	14,855	26,271	3,250	11,290	11,290	13,550	13,550
Redemptions, forfeitures and cancellations		—	(10,424)	(10,424)	(20,847)						(47,303)

Balance—July 3, 2009	—	4,061,590	73,273	95,231	169,834	8,250	104,623	104,623	125,550	125,550	(2,196,961)
Issuances	—	19,062	1,330	—	—		5,377	5,377	6,450	6,450	15,650
Redemptions, forfeitures and cancellations	—	(5,000)									(10,294)
Recapitalization transaction (Note 1)	25,610,294	(4,075,652)	(74,603)	(95,231)	(169,834)	(8,250)	(110,000)	(110,000)	(132,000)	(132,000)	2,191,605

Balance—April 27, 2010	25,610,294	—	—	—	—	—	—	—	—	—	—

Issuances
Redemptions, forfeitures and cancellations	(5,158,646)

Balance—July 2, 2010	20,451,648

        At April 27, 2010, there were 2,154,851 Class A common units, 12,868 Class B common units, 6,931 Class C common units, 13,157 Class D common units, 1,250 Class W common units, 750 Class X common units, 900 Class Y common units and 900 Class Z common units held in treasury.

        For purposes of the disclosure of common units, the Company considered units outstanding as those units that have been previously issued less the total of (1) the number of common units repurchased and cancelled and (2) the number of common units repurchased and held as treasury units.

17. EQUITY-BASED COMPENSATION

        The measurement of the cost of employee or director services received in exchange for an award of equity instruments is based on the grant date fair value of the award and such cost is recognized over the period during which an employee or director is required to provide services in exchange for the award.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

        The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Fiscal 2010
	Successor					Predecessor
	Period from April 28, 2010 to July 2, 2010					Period from July 4, 2009 to April 27, 2010
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$566	$198	$955	$1,719	$—	$262	$66	$306	$634
Successor Options	4	40	57	307	408					—
Successor RSA's	—	—	—	6	6	—	—	—	—	—

Total	$4	$606	$255	$1,268	$2,133	$—	$262	$66	$306	$634

	Predecessor
	Fiscal 2009					Fiscal 2008
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$219	$141	$402	$764	$—	$98	$221	$552	$871

	$—	$219	$141	$402	$764	$—	$98	$221	$552	$871

        As a result of the Recapitalization and IPO transactions (Note 1), certain management and director equity units were subject to accelerated vesting resulting in expense recognition of approximately $1,675 during the period from April 28, 2010 to July 2, 2010 (Successor), noted above.

        The 2010 Long-Term Incentive Plan (the "2010 Plan") was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. On April 21, 2010, the Corporation granted 1,370,500 stock options to employees. The options granted are approved by the Compensation Committee of the board of directors, primarily vest over four to five years, and expire 10 years from the date of grant. In addition, 8,335 shares of restricted stock were granted to certain of the Corporations directors on the same date and vest over two years.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

        A summary of the Company's stock option activity under the 2010 Plan for fiscal year ended 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
(in thousands)
Outstanding—July 4, 2009	—	$—	$—
Granted	1,370,500	15.00	15.00
Exercised	—	—	—
Cancelled	—	—	—

Outstanding—April 27, 2010	1,370,500	15.00	15.00	10.0	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365

Exercisable at July 2, 2010	—	—	—	—	—

        The weighted-average grant date fair value of the stock options granted during fiscal year 2010 under the 2010 Plan was $9,592.

        The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Assumptions:
Dividend yield(1)	0%
Expected volatility(2)	41.8%
Risk-free interest rates(3)	3.2%
Expected term of options(4)	6.46

(1)
The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.

(2)
The expected volatility was determined using a peer group of public companies within the educational services industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices.

(3)
Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(4)
Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the "simplified method" for plain vanilla options as the Company lacks historical experience. The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

        As of July 2, 2010, there was $9,184 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 4.6 years.

        A summary of the Company's restricted share activity under the 2010 Plan for fiscal year ended 2010 is as follows:

	Restricted Shares	Weighted Average Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
(in thousands)
Outstanding—July 4, 2009	—	$—
Granted	8,335	15.00		$125
Vested	—	—
Cancelled	—	—

Outstanding—April 27, 2010	8,335	$15.00	2.0	$119
Granted	—	—
Vested	—	—
Cancelled	—	—

Outstanding—July 2, 2010	8,335	$15.00	1.8	$127

        The grant date fair value of restricted stock awards is based on the closing market price of the Company's common stock on the date of grant.

        As of July 2, 2010, there was $119 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 1.8 years.

        Prior to the adoption and subsequent issuance under the 2010 Plan, the Company provided management with the opportunity to purchase units, which consisted of Class A, Class B, Class C, Class D, Class W, Class X, Class Y, and Class Z units ("Management Units"). In addition, the Company also provided the board of directors with the opportunity to purchase units which consisted of Class A and Class E units. All units issued to personnel as long-term incentive compensation are not options, but are fully participating units in the Company.

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

        The purchase of management units has been financed, in part, through the issuance of partial recourse notes receivable to the Company, which is reflected as a reduction of members' equity. The notes bear interest at rates of 1.65% to 4.38%, as determined under Section 1274(d) of the Internal Revenue Code. Certain notes have repayment terms and certain of the notes have no stated maturity. The notes are permitted to be prepaid at any time.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

        The purchase prices paid by management for shares granted during fiscal year 2010, were $7.07 and $16.95 for Class B units, $4.94 and $14.65 for Class C units, $3.57 and $13.77 for Class D units, $7.79 and $13.14 for Class W units, $4.35 and $12.64 for Class X units, $1.85 and $11.71 for Class Y units, and $0.55 and $10.54 for Class Z units. There were no Class A or Class E units issued to personnel as long-term compensation during fiscal year 2010; however, 5,000 Class A units were forfeited during this period that were issued at a grant date fair value of $10.00 per unit, and repurchased for $37.34.

        A summary of the changes in non-vested units outstanding during fiscal year 2010 is detailed in the following tables below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Holdings Units:
Nonvested units as of July 3, 2009	—	$—
Granted(1)	183,043	2.98
Vested	(17,470)	1.34
Forfeited	—	—
Redeemed	—	—

Nonvested units as of July 2, 2010	165,573	$2.97	$1,049

Class B Units:
Nonvested units as of July 3, 2009	16,211	$11.40
Granted	4,294	41.94
Vested	(6,992)	11.32
Forfeited	(2,822)	11.44
Redeemed(1)	(10,691)	23.71

Nonvested units as of July 2, 2010	—	$—	$—

Class C Units:
Nonvested units as of July 3, 2009	62,597	$4.96
Granted	4,874	36.70
Vested	(66,238)	7.11
Forfeited	(1,233)	14.71
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class D Units:
Nonvested units as of July 3, 2009	110,214	$4.86
Granted	7,810	36.37
Vested	(115,716)	6.80
Forfeited	(2,308)	14.01
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

(1)
Represents 26,377 unvested units converted to 183,043 Holdings Units as part of Recapitalization Transaction (Note 1).

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Class E Units:
Nonvested units as of July 3, 2009	2,650	$14.72
Granted	—	—
Vested	(721)	14.39
Forfeited	—	—
Redeemed(1)	(1,929)	14.84

Nonvested units as of July 2, 2010	—	$—	$—

Class W Units:
Nonvested units as of July 3, 2009	84,148	$8.74
Granted	5,377	33.52
Vested	(74,668)	8.50
Forfeited	(1,100)	16.33
Redeemed(1)	(13,757)	19.14

Nonvested units as of July 2, 2010	—	$—	$—

Class X Units:
Nonvested units as of July 3, 2009	104,623	$5.28
Granted	5,377	32.32
Vested	(109,250)	6.56
Forfeited	(750)	12.66
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Y Units:
Nonvested units as of July 3, 2009	125,550	$2.93
Granted	6,450	31.32
Vested	(131,100)	4.26
Forfeited	(900)	11.73
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Z Units:
Nonvested units as of July 3, 2009	125,550	$1.63
Granted	6,450	30.55
Vested	(131,100)	2.99
Forfeited	(900)	10.55
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

(1)
Represents unvested units converted to New Class A units as part of Recapitalization Transaction (Note 1).

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

17. EQUITY-BASED COMPENSATION (Continued)

        Total compensation cost related to nonvested awards not yet recognized is $231 and will be recognized over a weighted-average vesting period of 3.54 years. The remaining service-based units will retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

        During fiscal 2010, the Company received $200 from employees related to unit purchases.

        Information pertaining to the fair values of units granted and vested is set forth in the following table for the period ended July 2, 2010:

Fiscal 2010
Weighted-average per unit grant date fair value	$34.36
Total fair value of units vested during the period	$3,674

        The fair value of each restricted unit is estimated on the date of grant and amortized over the service period. The fair value of each restricted unit was determined using the Black-Scholes option-valuation model with the following weighted-average assumptions for the fiscal periods ended:

	Predecessor Units
	2010	2009
Assumptions:
Dividend yield(1)	—%	—%
Expected volatility(2)	39.5	39.5
Risk-free interest rates(3)	2.22% to 2.24%	3.51%
Expected term of units(4)	4 or 5 years	4 or 5 years

(1)
The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.

(2)
The expected volatility was determined using a peer group of public companies within the educational services industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices.

(3)
The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the options.

(4)
The expected term of the units was determined in accordance with the existing equity agreements as the underlying units are assumed to be exercised upon the passage of time and the attainment of certain operating targets.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

18. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per common share:

Successor
Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income per Class A common share-net income attributable to DynaVox Inc.	$505

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	9,375
Effect of dilutive securities:
Option equivalents	312

Denominator for diluted net income per common share-adjusted weighted average shares	9,687

Basic net income attributable to DynaVox Inc. per common share	$0.05

Diluted net income attributable to DynaVox Inc. per common share	$0.05

        Weighted average shares of service-based restricted stock, which were anti-dilutive, and thus not included in the calculation, were immaterial to the period presented. The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

19. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Predecessor				Successor
	Quarter Ended			Fourth Quarter Ended
	October 2, 2009	January 1, 2010	April 2, 2010	Period from April 3, 2010 to April 27, 2010	Period from April 28, 2010 to July 2, 2010	Total
Net sales	$24,255	$28,608	$28,382	$7,251	$25,803	$114,299
Gross profit	$18,191	$21,523	$21,501	$5,526	$19,625	$86,366
Income from operations	$4,134	$5,838	$5,257	$1,525	$6,460	$23,214
Net income attributable to controlling and non-controlling interests	$1,660	$3,724	$2,882	$1,324	$2,902	$12,492
Net income attributable to DynaVox Inc.					$505
Basic earnings per common stock					$0.05
Diluted earnings per common stock					$0.05

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except unit and share amounts)

19. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Year Ended July 3, 2009(1)
	Quarter Ended
	September 26, 2008	December 26, 2008	March 27, 2009	July 3, 2009(1)	Total
Net sales	$19,200	$19,575	$21,979	$30,406	$91,160
Gross profit	$13,924	$14,054	$16,146	$22,670	$66,794
Income from operations	$3,157	$2,654	$4,446	$9,177	$19,434
Net income	$960	$(235)	$1,427	$6,686	$8,838

(1)
The Company's fiscal year and fourth quarter ended July 3, 2009 consisted of 53 and 14 weeks, respectively.

EXHIBIT INDEX

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
10.6	***
DynaVox Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).
10.7	***	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).
10.8	***	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

Exhibit Number		Description of Exhibit
10.9	***	DynaVox Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.10	***	Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.11	***
Amended and Restated Employment Agreement between Edward L. Donnelly and DynaVox Systems LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).
10.12	***
Amended and Restated Employment Agreement between Michelle L. Heying and DynaVox Systems LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).
10.13	***
Amended and Restated Employment Agreement between Kenneth D. Misch and DynaVox Systems LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))
10.14	***
Employment Agreement between Robert E. Cunningham and DynaVox Systems LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).
10.15	***
Severance Pay and Release Agreement between Robert Culhane and DynaVox Systems LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))
10.16
Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.16.1
First Amendment, dated February 5, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.16.2
Second Amendment, dated March 4, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

Exhibit Number		Description of Exhibit
10.17		Management Agreement, dated May 13, 2004, among DynaVox Systems Holdings LLC, DynaVox Systems LLC, Vestar Capital Partners and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.17.1
Termination Agreement, dated March 15, 2010, of the Management Agreement among DynaVox Systems Holdings LLC, DynaVox Systems LLC, Vestar Capital Partners and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.15.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.18
Letter Agreement, dated March 15, 2010, among DynaVox Systems Holdings LLC, Vestar Capital Partners IV, L.P. and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).
10.19	***
DynaVox Systems LLC Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).
21.1	*	List of subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification required by Rule 13a-14(a).
31.2	*	Certification required by Rule 13a-14(a).
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

***
Indicates a management contract or compensatory plan or arrangement.