Form 10-Q
period 2010-10-01
DynaVox Inc.
filed 2010-11-12
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-34716

DynaVox Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1507281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Wharton Street, Suite 400
Pittsburgh, Pennsylvania 15203
(Address of principal executive offices) (Zip Code)

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 9,383,335 as of November 1, 2010. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 1, 2010 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended October 1, 2010

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the SEC, including by “Item 1a. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

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

•                  We depend on third-party distributors to market and sell our products internationally in a number of markets. Our business, financial condition and results of operations may be adversely affected by both our distributors’ performance and our ability to maintain these relationships on terms that are favorable to us.

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

•      Our use of leverage may expose us to substantial risks.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. These forward-looking statements speak only as of the date of this report or as of the date they were made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

DynaVox Inc. is a holding company and its sole asset is a controlling equity interest in DynaVox Systems Holdings LLC. Unless the context suggests otherwise, references in this report to “DynaVox,” the “Company,” “we,” “us” and “our” refer (1) prior to the April 2010 initial public offering (“IPO”) of the Class A common stock of DynaVox Inc. and related transactions, to DynaVox Systems Holdings LLC and its consolidated subsidiaries and (2) after our IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries. We refer to Vestar Capital Partners, a New York-based registered investment adviser, together with its affiliates, as “Vestar,” and to Park Avenue Equity Partners, L.P., together with its affiliates, as “Park Avenue.”

PART I—FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	Successor	Successor
	October 1, 2010	July 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,416	$20,777
Trade receivables—net of allowance for doubtful accounts of $1,577 and $1,393 as of October 1, 2010 and July 2, 2010, respectively	14,626	17,741
Other receivables	349	503
Inventories	7,594	6,808
Prepaid expenses and other current assets	1,327	1,210
Deferred taxes	728	728
Total current assets	37,040	47,767
PROPERTY AND EQUIPMENT—Net	7,370	7,065
GOODWILL	60,846	60,846
INTANGIBLES—Net	31,102	31,331
DEFERRED TAXES	41,727	41,474
OTHER ASSETS	2,588	2,683
TOTAL ASSETS	$180,673	$191,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,166	$3,961
Trade accounts payable	4,756	5,541
Related-party payable	171	181
Deferred revenue	1,055	1,216
Payable to related parties pursuant to tax receivable agreement	629	—
Other liabilities	7,714	13,165
Total current liabilities	18,491	24,064
LONG-TERM DEBT	42,900	44,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	40,241	40,870
OTHER LONG-TERM LIABILITIES	3,788	4,168
Total liabilities	105,420	113,302

STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 9,383,335 shares issued and outstanding at October 1, 2010 and July 2, 2010	94	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at October 1, 2010 and July 2, 2010	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at October 1, 2010 and July 2, 2010	—	—
Additional paid-in capital	23,309	24,205
Retained earnings	1,802	2,306
Accumulated other comprehensive loss	(45)	(46)
Total stockholders’ equity attributable to DynaVox Inc.	25,160	26,559
Non-controlling interest	50,180	51,392
Non-controlling interest shareholder notes	(87)	(87)
Total equity	75,253	77,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,673	$191,166

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Successor	Predecessor
	Thirteen Weeks Ended
	October 1, 2010	October 2, 2009

NET SALES	$21,569	$24,255
COST OF SALES	6,234	6,064
GROSS PROFIT	15,335	18,191
OPERATING EXPENSES:
Selling and marketing	8,737	8,513
Research and development	2,534	2,241
General and administrative	4,787	2,883
Amortization of certain intangibles	108	420
Total operating expenses	16,166	14,057
(LOSS) INCOME FROM OPERATIONS	(831)	4,134
OTHER INCOME (EXPENSE):
Interest income	9	22
Interest expense	(683)	(2,010)
Change in fair value and net loss on interest rate swap agreements	(67)	(327)
Other expense—net	(268)	(61)
Total other expense-net	(1,009)	(2,376)
(LOSS) INCOME) BEFORE INCOME TAXES	(1,840)	1,758
INCOME TAX (BENEFIT) EXPENSE	(121)	98
NET (LOSS) INCOME ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(1,719)	$1,660
Less: net loss attributable to the non-controlling interests	1,215
NET LOSS ATTRIBUTABLE TO DYNAVOX INC.	$(504)
Weighted-average shares of Class A common stock outstanding:
Basic	9,375,000
Diluted	9,375,000
Net loss available to Class A common stock per share:
Basic	$(0.05)
Diluted	$(0.05)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except unit and share amounts)

	Common Units		Common A shares		Common B shares		Treasury						Accumulated			Non- Controlling	Total Members’
	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount	Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Comprehensive Income	Non- Controlling Interest	Interest Shareholder Notes	and Stockholders’ Equity
PREDECESSOR
BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$—	$—	$—	$24,813
Issuance of common units	25,714	747	—	—	—	—	3,019	5	—	—	—	—	—	—	—	—	752
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	190	—	—	—	—	—	—	190
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	52	—	—	—	—	—	—	—	52
Equity distributions	—	—	—	—	—	—	—	—	—	(87)	—	—	—	—	—	—	(87)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,660	—	1,660	—	—	1,660
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	115	115	—	—	115
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	14	14	—	—	14
BALANCE—October 2, 2009	4,894,238	$42,091	—	$—	—	$—	(2,193,942)	$(35,045)	$(373)	$13,351	$—	$7,809	$(324)	$1,789	$—	$—	$27,509
SUCCESSOR
BALANCE—July 2, 2010	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	545	—	—	—	—	—	545
Equity distributions	—	—	—	—	—	—	—	—	—	—	(1,441)	—	—	—	—	—	(1,441)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(504)	—	(504)	(1,215)	—	(1,719)
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	1	1	3	—	4
BALANCE—October 1, 2010	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$23,309	$1,802	$(45)	$(503)	$50,180	$(87)	$75,253

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Thirteen Weeks Ended
	October 1, 2010	October 2, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the controlling and non-controlling interests	$(1,719)	$1,660
Depreciation	779	664
Amortization of certain intangibles	229	475
Amortization of deferred financing costs	159	204
Equity-based compensation expense	545	190
Change in fair value of interest rate swaps	(121)	13
Change in fair value of acquisition contingencies	238	—
Deferred taxes	(254)	—
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Trade receivables	3,269	716
Inventories	(786)	(315)
Other assets	(56)	(383)
Deferred revenue	(84)	13
Trade accounts payable	(672)	(70)
Accrued compensation	(5,878)	(1,670)
Accrued interest	(14)	(9)
Related-party payable	(10)	(10)
Disbursements on derivative instruments	(188)	(313)
Other—net	578	(548)
Net cash (used in) provided by operating activities	(3,984)	617
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,429)	(957)
Acquisition of businesses, net of cash acquired	—	(933)
Cash used in investing activities	(1,429)	(1,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	(1,095)	(3,980)
Payment on acquisition contingencies	(416)	—
Equity distributions	(1,441)	(87)
Issuances of common units	—	39
Payments received on non-controlling interest shareholder notes	—	52
Net cash used in financing activities	(2,952)	(3,976)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	14
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,361)	(5,235)
CASH AND CASH EQUIVALENTS:
Beginning of period	20,777	12,631
End of period	$12,416	$7,396
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$528	$1,795
Income taxes paid	$111	$119

The Company had non-cash investing activities of $83 and $223 for accrued capital costs during the thirteen weeks ended October 1, 2010 and October 2, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except unit and share amounts)

1. GENERAL

DynaVox Inc. (the “Corporation”) and subsidiaries design, manufacture, and distribute electronic and symbol-based augmentative communication equipment, software, and services in the United States and internationally.  Products include assistive technology speech devices, proprietary symbols, books, and software programs to aid in the communication skills of individuals affected by speech disabilities as a result of traumatic, degenerative, or congenital conditions.

The Corporation was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”).  On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of the Corporation was declared effective and the price of such shares was set at $15.00 per share.  The IPO closed on April 27, 2010.  Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units called “Holdings Units”. In addition, each Holdings Units unit holder received one share of the Corporation’s Class B common stock. We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These transactions are collectively referred to as the “Recapitalization Transactions.”

The Corporation, as a result of the IPO and the related Recapitalization Transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.  The non-controlling interest ownership percentage as of July 2, 2010 and October 1, 2010 is 68.55%.

Collectively, the Corporation and DynaVox Holdings are referred to as the “Company” and as such, references to the “Company” and “Successor” refer to the period subsequent to the IPO and Recapitalization Transactions, and references to “Predecessor” refer to the period prior to the IPO and related Recapitalization Transactions.

2. ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010.  The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full fiscal year or for any future period.  The July 2, 2010 financial information has been derived from the Company’s audited financial statements.

There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

Recently Adopted Accounting Standards-In October 2009, the Financial Accounting Standards Board (“FASB”) issued changes to accounting for multiple-deliverable revenue arrangements, and arrangements that include software elements.  These changes require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method.  These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company adopted the changes issued by the FASB on July 3, 2010 and it had no impact on the Company’s financial statements.

3. ACQUISITIONS

Eye Response Technologies-On January 4, 2010, the Company acquired all the outstanding shares of Eye Response Technologies, Inc. (“ERT”) in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration, as discussed below.  ERT’s results of operations have been included in the Company’s consolidated statements of income beginning January 4, 2010.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years of $3,728.  As of October 1, 2010, the liability was $2,901, which reflects cumulative payments of $677 and a fair value adjustment of $150 recorded to other expense during the thirteen weeks ended October 1, 2010 (Successor).

As of the acquisition date, the Company recorded the fair value of contingent consideration related to a consulting agreement due to the previous owner related to future service over three years of $430.  As of October 1, 2010, the liability was $338, which reflects cumulative payments totaling $101 and cumulative fair value adjustments of $9 of which $1 was recorded to interest expense during the thirteen weeks ended October 1, 2010 (Successor).

As of the acquisition date, the Company recorded the fair value of working capital adjustments based on the terms of the stock purchase agreement with the previous owner which was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with the acquisition date fair value of $117.  As of October 1, 2010, the fair value of the working capital adjustment liability was $117 and was paid in full on October 13, 2010.

The pro forma results for this acquisition are not material to the Company’s financial results.

Blink-Twice Inc.-On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), in exchange for $1,000 in cash, issuance of 19,602 Class A units valued at $712, and other contingent consideration, as discussed below. Blink-Twice’s results of operations have been included in the Company’s consolidated statements of income beginning July 6, 2009.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired Backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the consolidated balance sheets as the previous owner is a former employee and current stockholder of the Company. As of October 1, 2010, the related-party payable was $7, which reflects cumulative payments totaling $593 and cumulative fair value adjustment of $74 that were recorded to other income during fiscal year 2010.

The Company recorded the fair value of working capital adjustments owed to the previous owner. The acquisition date fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability. As of October 1, 2010, the related-party payable was $154, which reflects a fair value adjustment of $29 that was recorded to other expense during fiscal year 2010.

Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the consolidated statements of income. For the thirteen week period ended October 1, 2010 (Successor) and October 2, 2009 (Predecessor), such costs totaled $0 and $38, respectively.

4. BALANCE SHEET ITEMS

Inventories as of October 1, 2010 and July 2, 2010 consist of the following:

	Successor	Successor
	October 1, 2010	July 2, 2010

Raw materials	$4,984	$4,443
Work in progress	169	79
Finished goods	2,441	2,286
Inventories	$7,594	$6,808

The components of property and equipment as of October 1, 2010 and July 2, 2010, are as follows:

	Successor	Successor
	October 1, 2010	July 2, 2010

Molds, machinery and equipment	$7,956	$6,278
Computer equipment and purchased software	4,564	4,436
Furniture, fixtures and office equipment	1,279	1,224
Leasehold improvements	638	599
Total property and equipment - gross	$14,437	$12,537
Less accumulated depreciation	(8,053)	(7,274)
Construction in process	986	1,802
Property and equipment - net	$7,370	$7,065

Accumulated other comprehensive loss as of October 1, 2010 and July 2, 2010, are as follows:

	Successor	Successor
	October 1, 2010	July 2, 2010

Attributable to DynaVox Inc.
Foreign currency translation	$(45)	$(46)
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(45)	$(46)
Attributable to non-controlling interests
Foreign currency translation	$(98)	$(101)
Accumulated other comprehensive loss attributable to non-controlling interests	$(98)	$(101)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

5. GOODWILL AND INTANGIBLE ASSETS

As of October 1, 2010 and July 2, 2010 the carrying amount of the Company’s goodwill is $60,846.

The Company performs at least one annual test for impairment of goodwill.  The Company uses the end of its fiscal year for the annual test and has one reporting unit.  In accordance with the policy, the Company conducted its annual impairment test as of July 2, 2010 and concluded the fair value substantially exceeded the carrying value, and no impairment charge was necessary.  During the first quarter of fiscal 2011, the Company determined there were indicators of potential impairment due to the significant decline in the Company’s stock price during the period.  As a result, the Company tested the carrying value of the reporting unit by utilizing a market approach to estimate fair value.  The market approach is based on the Company’s market capitalization as of the end of the reporting period.  The Company concluded no impairment charge was necessary as the fair value of the reporting unit exceeded the carrying value.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	Successor			Successor
	October 1, 2010			July 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$1,515	$1,738	$3,253	$1,403	$1,850
Patent technology	4,330	325	4,005	4,330	216	4,114
Trade name	100	41	59	100	33	67
Symbols and trademarks (indefinite live)	25,300	—	25,300	25,300	—	25,300
	$32,983	$1,881	$31,102	$32,983	$1,652	$31,331

Amortization expense related to intangibles for the thirteen week periods ended October 1, 2010 and October 2, 2009 was $229 and $475, respectively. Estimated amortization expense for the remainder of fiscal year 2011 and each subsequent four fiscal years is as follows: 2011—$696; 2012—$920; 2013—$829; 2014—$807; and 2015—$600.

6. LONG-TERM DEBT

Long-term debt as of October 1, 2010 and July 2, 2010 consists of the following:

	Successor	Successor
	October 1, 2010	July 2, 2010
2008 Credit Facility	$47,066	$47,066
Note payable	—	1,095
Total debt	47,066	48,161
Less current installments	(4,166)	(3,961)
Long-term debt—less current installments	$42,900	$44,200

2008 Credit Facility

On June 23, 2008, the Company entered into a third amended and restated secured credit facility (“2008 Credit Facility”) with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services, Inc.), as administrative agent, that provides $52,000 of term loans and up to $10,000 of revolving loans and letters of credit. The 2008 Credit Facility is secured by all domestic assets and 65% of the equity in foreign subsidiaries, and requires principal amortization starting September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013.

On February 5, 2010, the Company amended certain aspects of its 2008 Credit Facility. In addition to other items, this amendment increased the Company’s available revolving loans and letters of credit from $10,000 to $12,925, increased the amount available for restricted distributions, as defined, to $12,000 provided the Company is in compliance with certain financial and non-

financial covenants and provides for a fee to be paid by the Company if the 2008 Subordinated Note (hereinafter defined) was not paid in full by August 5, 2010.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR) (4.3% as of October 1, 2010 and July 2, 2010), plus a credit spread or the Prime rate (6.3% as of October 1, 2010 and July 2, 2010), plus a credit spread for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to Adjusted EBITDA (as defined) after December 31, 2008. As of October 1, 2010 and July 2, 2010, the Company’s credit spreads were as follows:

	Successor		Successor
	October 1, 2010		July 2, 2010
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At October 1, 2010 and July 2, 2010, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

2008 Subordinated Note

On June 23, 2008, the Company entered into a Senior Subordinated Note Agreement (“2008 Subordinated Note”) in the amount of $31,000, which required repayment in one installment on June 23, 2015. The 2008 Subordinated Note bore interest on the outstanding principal at a rate per annum of 15% payable on the last day of each fiscal quarter. The 2008 Subordinated Note was junior to the 2008 Credit Facility and carried a premium for prepayment of 5% after the first and up to the second anniversary date, 3% after the second and up to the third anniversary date, 2% after the third and up to the fourth anniversary date, and 0% thereafter.

On February 5, 2010, in conjunction with the 2008 Credit Facility amendment, the Company also amended certain aspects of the 2008 Subordinated Note. In addition to other items, this amendment increased the amount available for restricted distributions, as defined in the note purchase agreement relating to the 2008 Subordinated Notes, to $12,000 provided the Company was in compliance with certain financial and non-financial covenants and provided for a fee of $294 to be paid by the Company if the 2008 Subordinated Note was not paid in full by August 5, 2010. The $31,000 was paid off in full on April 27, 2010 with proceeds from the IPO, thus avoiding the $294 fee. The early repayment of the $31,000 resulted in a penalty equal to 5% of the principal balance plus related expenses, or $1,575 and write-off of deferred financing costs, for a total loss on extinguishment of debt of $2,441 which was recorded in the April 28, 2010 to July 2, 2010 Successor period of fiscal year 2010.

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid off in full on April 27, 2010 with proceeds from the IPO. At October 1, 2010 and July 2, 2010, the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 as of both dates.

Financial Covenants

Commencing on September 30, 2008, the 2008 Credit Facility and the 2008 Subordinated Note require the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio, and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility at October 1, 2010 and July 2, 2010. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company was not required to make an excess cash flow payment for the year ended July 2, 2010.

Note Payable

The $1,095 note payable as of July 2, 2010 is related to an acquisition in 2004 and had an interest rate of 7% which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

7. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor
	Thirteen Weeks Ended
	October 1,	October 2,
	2010	2009
Income tax (benefit) expense	$(121)	$98
Effective income tax rate	(6.58)%	5.57%

The tax provision for the current year period is based on our estimate of the Company’s annualized income tax rate.  The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.  The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes.  During the thirteen weeks ended October 1, 2010, the Company recorded discrete items that resulted in income tax expense, including (i) interest associated with the reserve for uncertainties in income tax positions and (ii) the effect of the deferred tax rate change in the United Kingdom.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is summarized as follows:

Balance as of July 2, 2010	$67
Increases in prior period tax positions	4
Balance as of October 1, 2010	$71

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions.  U.S. federal and state tax returns associated with fiscal years 2007 – 2009 are currently open for examination.  Foreign tax returns associated with fiscal year 2006 — 2009 also remain open under the statute.

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

Level 2—Inputs to the valuation methodology are based on quoted prices for a similar asset or liability in an active market, quoted prices for an identical or similar asset or liability in an inactive market, or model- derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

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

Cash equivalents:  Cash equivalents include investments in money market funds.  Investments in this category can be redeemed immediately at the current net asset value per share.  A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar.  The carrying amounts approximate fair value because of the short maturity of the instruments.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at October 1, 2010 and July 2, 2010:

	Successor
	As of October 1, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$251	$—	$—	$251

Total assets	$251	$—	$—	$251

Liabilities
Interest rate swaps	$—	$(509)	$—	$(509)

Total liabilities	$—	$(509)	$—	$(509)

	Predecessor
	As of July 2, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Interest rate swaps	$—	$(631)	$—	$(631)

Total liabilities	$—	$(631)	$—	$(631)

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At October 1, 2010 and July 2, 2010, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was principally comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swaps for all periods presented to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the thirteen week periods ended October 1, 2010 (Successor) and October 2, 2009 (Predecessor).

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

The Company has entered into interest rate swaps that mature at various dates in calendar years 2010 and 2011. These swaps serve to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of October 1, 2010 and July 2, 2010, the outstanding notional amount was $24,000 and $27,000, respectively.

Information related to the fair value of derivative instruments and their location in the unaudited condensed consolidated balance sheet is presented below:

		Successor	Successor
Derivatives Not Designated	Balance Sheet	Fair Value as of	Fair Value as of
as Hedging Instruments	Location	October 1, 2010	July 2, 2010

Interest rate swaps	Other current liabilities	$509	$631

Total		$509	$631

Information related to the amounts recognized for derivatives and their location in the unaudited consolidated statements of income for the thirteen week periods ended October 1, 2010 (Successor) and October 2, 2009(Predecessor), are presented below:

Derivatives Not Designated		Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
as Hedging Instruments	Statement of Income Location	2010	2009	2010	2009	2010	2009
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(115)	$(67)	$(212)	$(67)	$(327)

(1)          Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

As of July 2, 2010, the Company had reclassified all amounts recorded in other comprehensive income into other expense.

11. EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

The Company recorded equity-based compensation expense with respect to (a) grants of legacy interest in DynaVox Holdings, (b) options to purchase shares of the Company’s Class A common stock (“Successor Options”) and (c) restricted stock awards (“Successor RSA’s”) as follows:

	Thirteen Weeks Ended
	October 1, 2010					October 2, 2009
	Successor					Predecessor
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$12	$4	$8	$24	$—	$76	$34	$80	$190
Successor Options	4	41	70	383	498					—
Successor RSA’s	—	—	—	23	23	—	—	—	—	—
Total	$4	$53	$74	$414	$545	$—	$76	$34	$80	$190

A summary of the Company’s Successor stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirteen weeks ended October 1, 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365
Granted	17,000	9.45	9.45
Exercised	—	—
Cancelled	(4,500)	15.00
Outstanding—October 1, 2010	1,383,000	$9.45-$15.00	$14.93	9.5	$—
Exercisable at October 1, 2010	—	—	—	—	—

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended October 1, 2010 was $76.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

Thirteen Weeks Ended
October 1, 2010
Black-Scholes Option Valuation Assumptions:
Dividend yield(1)	0%
Expected volatility(2)	47.4%
Risk-free interest rates(3)	2.0%
Expected term of options(4)	6.4

(1)                                  The expected dividend yield was based on our expectation of not paying dividends on the Company’s Class A common stock for the foreseeable future.

(2)                                  The expected volatility was based on the historical volatility of the Company’s Class A common stock.

(3)                                  Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.

(4)                                  Represents the period of time options are expected to be outstanding. The weighted-average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of October 1, 2010, there was $8,733 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 4.4 years.

A summary of the Company’s Successor restricted stock award activity under the 2010 Plan for the thirteen weeks ended October 1, 2010 is as follows:

	Restricted Shares of Class A Common Stock	Weighted - Average Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Outstanding—July 2, 2010	8,335	$15.00	1.8	$127
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding—October 1, 2010	8,335	$15.00	1.5	$45

As of October 1, 2010, there was $96 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 1.5 years.

A summary of the changes in non-vested Holdings Units outstanding during the thirteen weeks ended October 1, 2010 is detailed in the following tables below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Holdings Units:
Nonvested units as of July 2, 2010	165,573	$2.97
Granted	—	—
Vested	(22,814)	2.78
Forfeited	—	—
Redeemed	—	—
Nonvested units as of October 1, 2010	142,759	$2.82	$70

Nonvested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule.  As of October 1, 2010, there was $207 of unrecognized compensation expense related to nonvested Holdings Units that is expected to be recognized over a weighted-average vesting period of 3.3 years.

12. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

Successor
Thirteen Weeks Ended October 1, 2010
Numerator:
Numerator for basic and diluted net loss per Class A common share- net loss attributable to DynaVox Inc.	$(504)
Denominator:
Denominator for basic net loss per Class A common share- weighted average shares	9,375,000
Effect of dilutive securities:
Option equivalents	—
Denominator for diluted net loss per common share- adjusted weighted average shares	9,375,000
Basic net loss attributable to DynaVox Inc. per Class A common share	$(0.05)
Diluted net loss attributable to DynaVox Inc. per Class A common share	$(0.05)

Weighted-average shares of stock options and restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,372,694 and 8,335, respectively, for the period presented.  Earnings per share information is not applicable for reporting periods prior to the Successor period beginning April 28, 2010. The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

13. COMMITMENTS AND OTHER CONTINGENCIES

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

One such lawsuit is described in further detail below. We intend to defend it vigorously. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this case is not likely to have a material adverse effect on our business, financial position or results of operations.

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleges that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, and could cause our actual results to differ materially from any future performance suggested below.

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2011” refer to the 52-week period ending on July 1, 2011. Fiscal year 2011 and fiscal year 2010 each consists of 52-week periods.

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

As we previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during the first quarter of our fiscal year 2011. Based on our net sales performance during the first several weeks of the second quarter of fiscal year 2011, this softening of demand has continued during our second quarter of fiscal 2011.  We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, is adversely affecting our product sales in the United States.  In addition, we believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, have had a similar effect on our product sales in those regions.  The adverse impact of these factors on our net sales generation has been more significant than initially anticipated.  Although we are not yet seeing evidence of an improvement in the government funding environment, we are continuing to invest in our business and have launched new products into our target markets which we continue to believe are underpenetrated.

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

Our primary operating expenses are selling and marketing, research and development and general and administrative. Our selling and marketing expenses have also increased in absolute terms during the most recent three fiscal years as we have substantially increased the size of our selling and marketing operations. Our research and development expenses have increased over the past three years as a result of commercializing our pipeline of new products, product enhancements and new applications for our existing products. Our general and administrative expenses have also increased in the first thirteen weeks of fiscal year 2011 compared to the first thirteen weeks of fiscal year 2010 primarily as a result of us becoming a publicly-traded company in April 2010.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of October 1, 2010 there were 20,451,648 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock.

Initial Public Offering

On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $15.00 per share. The IPO closed on April 27, 2010. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units.

Subsequent to the IPO and related offering transactions DynaVox Inc. consolidates the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC is reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements beginning April 28, 2010.

Tax Receivable Agreement

DynaVox Systems Holdings LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Holdings Units. As a result of both the initial purchase of DynaVox Systems Holdings LLC Holdings Units from our then-existing owners immediately prior to the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

Predecessor and Successor Periods

DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries (“DynaVox Holdings” or “Predecessor”). References to “DynaVox,” the “Company,” and “Successor” refer, subsequent to the IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries and these references (other than “Successor”) refer, prior to the IPO and related transactions, to DynaVox Holdings.

The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes. We also present a separate explanatory discussion on the Predecessor operating performance for the thirteen week period ended October 2, 2009 and for the Successor operating performance for the thirteen week period ended October 1, 2010.

Components of Results of Operations

Net Sales

Our sales are recorded net of product returns and an allowance for discounts and adjustments at the time of the sale based upon contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid rates. Our net sales are derived from the sales of speech generating devices and special education software and content. The following table summarizes our net sales by product categories for the periods indicated both in dollars and as a percentage of net sales:

	Successor	Predecessor
	Thirteen weeks ended
	October 1,	October 2,
	2010	2009
	(Amounts in thousands)
Net sales
Speech generating devices	$17,184	$18,612
Special education software	4,385	5,643
	$21,569	$24,255

Percentage of net sales
Speech generating devices	79.7%	76.7%
Special education software	20.3%	23.3%
	100.0%	100.0%

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

General and Administrative.  General and administrative expenses consist primarily of salaries, benefits and other personnel related expenses for employees engaged in finance, legal, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs.

Amortization of Certain Intangible Assets.  We have finite-lived intangible assets composed of non-compete agreements, acquired software technology, patent technology, trade names, and acquired backlog which are amortized on a straight-line basis over their estimated useful lives. Non-competition agreements are amortized over six years, acquired software technology is amortized over three to ten years, patent technology is amortized over 10 years, trade names are amortized over three years, and acquired backlog was amortized over a six-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of non-competition agreements and acquired backlog is included in operating expenses.

Equity-Based Compensation

In conjunction with the IPO, we granted 1,370,500 stock options to employees under the 2010 DynaVox Inc. Long-Term Incentive Plan. In addition, we granted 8,355 shares of restricted stock to certain of our directors on the same date. Fair value for the stock options were derived using a Black-Scholes pricing model and based on the IPO price of $15.00 per share of Class A common stock. The estimated expense of $9.6 million will be expensed over the applicable service periods of four and five years and recorded into the expense categories in accordance with the manner in which option holders’ other compensation is recorded. As of October 1, 2010, $8.7 million of the $9.6 million was still unrecognized compensation expense.

Interest Expense

Interest expense consists primarily of interest on borrowings under our existing and previous credit facilities and the previous senior subordinated notes. We issued the senior subordinated notes in June of 2008 to fund the repurchase of all of the Holdings Units held by a related party. In April 2010 we repaid the senior subordinated notes with a portion of the proceeds from the IPO. If this repayment would have occurred at the beginning of fiscal year 2010 interest expense for the first thirteen weeks of fiscal year 2010 would have decreased by approximately $1.2 million.

Income Taxes

Prior to April 28, 2010, the Company had not been subject to U.S. federal income taxes and most applicable state and local income taxes as the Predecessor entity is a limited liability company. As a partnership, the taxable income or loss is passed through to and included in the tax returns of our members. Accordingly, the accompanying consolidated financial statements prior to April 28, 2010 do not include a provision for federal and most state and local income taxes. However, we generally made distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying consolidated statements of income prior to April 28, 2010 include tax expense related to those states and to U.S. and foreign jurisdictions where those subsidiaries operate. Subsequent to April 28, 2010 DynaVox Inc. became subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and is taxed at the prevailing corporate tax rates.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and other adjustments noted in the table below. We present Adjusted EBITDA because:

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

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income (loss) or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions, debt refinancing fees, an insurance recovery and management fees that we have historically paid to Vestar and certain other existing owners pursuant to a management agreement. In connection with the IPO, the management agreement with Vestar and certain other pre-IPO owners was terminated. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income (loss), net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

The Company, as a result of the IPO and the related transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. As of April 28, 2010, the Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of October 1, 2010 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
October 1, 2010	20,451,648	9,383,335	29,834,983
	68.55%	31.45%	100.00%

*                                         Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

The non-controlling interest allocation for the thirteen week period ended October 1, 2010 is calculated as follows (dollars in thousands):

Non-controlling interest associated with other comprehensive income	$3
Allocation of income of DynaVox Inc.	(1,215)
Non-controlling interest allocation for the thirteen week period ended October 1, 2010	$(1,212)

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Successor		Predecessor
	Thirteen weeks ended
	October 1,	% of Net	October 2,	% of Net
	2010	Sales	2009	sales
			(unaudited)
			(Dollar in thousands)
Net sales	$21,569	100.0%	$24,255	100.0%
Costs of goods sold	6,234	28.9%	6,064	25.0%

Gross profit	15,335	71.1%	18,191	75.0%
Operating expenses:
Selling and marketing	8,737	40.5%	8,513	35.1%
Research and development	2,534	11.7%	2,241	9.2%
General and administrative	4,787	22.2%	2,883	11.9%
Amortization of intangibles	108	0.5%	420	1.7%
Total operating expenses	16,166	75.0%	14,057	58.0%

(Loss) income from operations	(831)	-3.9%	4,134	17.0%

Other Income (Expense):
Interest income	9	0.0%	22	0.1%
Interest expense, net	(683)	-3.2%	(2,010)	-8.3%
Change in fair value and net (loss) on interest rate swap agreements	(67)	-0.3%	(327)	-1.3%
Other expense - net	(268)	-1.2%	(61)	-0.3%
Total other expense	(1,009)	-4.7%	(2,376)	-9.8%

(Loss) income before income taxes	$(1,840)	-8.5%	$1,758	7.2%

	Successor	Predecessor
(Dollars in thousands)
Thirteen Weeks Ended
	October 1, 2010	October 2, 2009
	(Unaudited)	(Unaudited)
Other Financial Data

Adjusted EBITDA (1)	$792	$5,520

(1)                                  Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Successor	Predecessor
	Thirteen Weeks Ended
	October 1,	October 2,
	2010	2009
	(Unaudited)	(Unaudited)
	(Amounts in thousands)

(Loss) income before income taxes	$(1,840)	$1,758
Depreciation	779	664
Amortization	229	475
Interest income	(9)	(22)
Interest expense	683	2,010
Change in fair value and net gain (loss) on interest rate swaps	67	327
Other expense, net (a)	237	5
Equity-based compensation	545	190
Employee severance and other costs	(4)	—
Acquisition costs	32	38
Management fee (b)	—	75
Other adjustments (c)	73	—
Adjusted EBITDA	$792	$5,520

(a)                                  Excludes realized foreign currency gains or losses.

(b)                                 Prior to April 21, 2010 we received advisory services from Vestar and certain pre-IPO owners. These arrangements concluded on April 21, 2010.

(c)                                  Includes certain amounts related to other taxes.

Successor Period from July 3, 2010 to October 1, 2010

Net Sales

Net sales were $21.6 million for the Successor period from July 3, 2010 to October 1, 2010. The $21.6 million of net sales were comprised of $17.2 million of speech generating devices and $4.4 million of software sales.

Gross Profit

Gross profit was 71.1%, or $15.3 million, in the Successor period from July 3, 2010 to October 1, 2010.

Operating Expenses

Operating expenses for the Successor period from July 3, 2010 to October 1, 2010 were $16.2 million and consisted primarily of selling and marketing expenses of $8.7 million, research and development expenses of $2.5 million and general and administrative expenses of $4.8 million. Operating expenses during the Successor period from April 28, 2010 to July 2, 2010 also included $0.7 million of severance costs.

Loss From Operations

Loss from operations was $0.8 million for the Successor period from July 3, 2010 to October 1, 2010 as a result of the items described above.

Interest Expense

Interest expense was $0.7 million for the Successor period from July 3, 2010 to October 1, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility. Outstanding debt under the 2008 Credit Facility as of October 1, 2010 was $47.1 million.

Loss Before Income Taxes

Loss before income taxes was $1.8 million, or 8.5% of net sales, for the Successor period from July 3, 2010 to October 1, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $0.8 million for the Successor period from July 3, 2010 to October 1, 2010. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Predecessor Period from July 4, 2009 to October 2, 2009

Net Sales

Net sales were $24.3 million for the Predecessor period from July 4, 2009 to October 2, 2009. The $24.3 million of net sales were comprised of $18.6 million of speech generating devices and $5.6 million of software sales.

Gross Profit

Gross profit was 75.0%, or $18.2 million, in the Predecessor period from July 4, 2009 to October 2, 2009.

Operating Expenses

Operating expenses for the Predecessor period from July 4, 2009 to October 2, 2009 were $14.1 million and consisted primarily of selling and marketing expenses of $8.5 million, research and development expenses of $2.2 million, general and administrative expenses of $2.9 million and amortization of certain intangibles of $0.4 million.

Income from Operations

Income from operations was $4.1 million for the Predecessor period from July 4, 2009 to October 2, 2009 as a result of the items described above.

Interest Expense

Interest expense was $2.0 million for the Predecessor period from July 4, 2009 to October 2, 2009 primarily as a result of interest on borrowings under our 2008 Credit Facility and our 2008 Subordinated Note. Outstanding debt under the 2008 Credit Facility and the 2008 Subordinated Note as of October 2, 2009 was $78.4 million. We redeemed the $31.0 million 2008 Subordinated Note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income before Income Taxes

Income before income taxes was $1.8 million, or 7.2% of net sales, for the Predecessor period from July 4, 2009 to October 2, 2009 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $5.5 million for the Predecessor period from July 4, 2009 to October 2, 2009. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Thirteen Week Period Ended October 1, 2010 Compared to the Thirteen Week Period Ended October 2, 2009

Net Sales

Net sales decreased 11.1%, or $2.7 million, to $21.6 million for the thirteen week period ended October 1, 2010 from $24.3 million for the thirteen week period ended October 2, 2009. The decline in device sales was $1.4 million, or 7.7%. Software sales decreased $1.3 million, or 22.3%, in the thirteen week period ended October 1, 2010 compared to the thirteen week period ended October 2, 2009. We experienced a softening of demand for both our speech generating devices and software products during the thirteen week period ended October 1, 2010 compared to the thirteen week period ended October 2, 2009.  We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States during the thirteen weeks ended October 1, 2010 as compared to the thirteen week period ended October 2, 2009.  We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions during the first quarter of our fiscal year 2011.

Gross Profit

Gross profit decreased 15.7%, or $2.9 million, to $15.3 million for the thirteen week period ended October 1, 2010 from $18.2 million for the thirteen week period ended October 2, 2009. Gross margin decreased 390 basis points to 71.1% for the thirteen week period ended October 1, 2010 from 75.0% for the thirteen week period ended October 2, 2009. The $2.9 million decrease in gross profit was due mainly to a less favorable product mix and lower royalties, as well as lower sales volume through our overhead structure.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses increased less than 1.0%, to $8.7 million for the thirteen week period ended October 1, 2010 from $8.5 million for the thirteen week period ended October 2, 2009. The $0.2 million net increase reflects approximately $0.4 million of higher wages, payroll taxes and benefits as a result of the continued investment in both direct marketing associates and in the field sales organization. In addition, we incurred incremental advertising expense of approximately $0.8 million in the thirteen weeks ended October 1, 2010 as compared to the thirteen weeks ended October 2, 2009. Lower variable compensation expense totaling approximately $1.4 million more than offset the headcount and advertising increases discussed above. Selling and marketing expenses totaled 40.5% and 35.1% of net sales for the thirteen week periods ended October 1, 2010 and October 2, 2009, respectively.

Research and Development.  Research and development expenses increased 13.1%, or $0.3 million, to $2.5 million for the thirteen week period ended October 1, 2010 from $2.2 million for the thirteen week period ended October 2, 2009. This net increase was due primarily to the continued investment in research and development which is focused on enhancements to existing products and software development for use in both our devices and our software products. The incremental increase in research and development for the thirteen weeks ended October 1, 2010 was approximately $0.7 million and was offset to some degree by lower variable compensation expense of $0.4 million. Research and development expenses totaled 11.7% and 9.2% of net sales for the thirteen week periods ended October 1, 2010 and October 2, 2009, respectively.

General and Administrative.  General and administrative expenses increased 66.0%, or $1.9 million, to $4.8 million for the thirteen week period ended October 1, 2010 from $2.9 million for the thirteen week period ended October 2, 2009. Approximately $1.2 million of the increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $1.2 million includes $0.3 million of stock-based compensation and approximately $0.3 million of professional services related  to tax compliance associated with the tax receivable agreement discussed above, which we believe will not be incurred in future periods. The remaining $0.7 million incremental increase included approximately $0.5 million of professional fees such as legal, consulting and recruiting.  These costs as a percentage of net sales were 22.2% and 11.9% for the thirteen week periods ended October 1, 2010 and October 2, 2009, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.1 million for the thirteen week period ended October 1, 2010 compared to $0.4 million for the thirteen week period ended October 2, 2009. The $0.3 million net decrease was mainly the result of $0.3 million of amortization expense during the thirteen week period ended October 2, 2009 on the intangible assets acquired in the Blink-Twice Inc. acquisition compared to no amortization expense in the thirteen week period ended October 1, 2010 for these intangible assets as they had reached full amortization.

(Loss) Income From Operations.  The loss from operations was $0.8 million for the thirteen week period ended October 1, 2010 compared to income from operations of $4.1 million for the same thirteen week period of the prior year. The change in (loss) income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $1.3 million to $0.7 million for the thirteen week period ended October 1, 2010 from $2.0 million for the thirteen week period ended October 2, 2009 primarily as a result of  the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the thirteen week period ended October 1, 2010, there was a decrease of $0.2 million of expense to $0.1 million from $0.3 million for the thirteen week period ended October 2, 2009. The decrease is primarily attributable to expense recognized on a swap agreement for the thirteen week period ended October 2, 2009 as a result of having more debt along with a decline in the interest rate during the prior year period which did not reoccur in the current year thirteen week period.

Adjusted EBITDA. Adjusted EBITDA decreased $4.7 million to $0.8 million for the thirteen week period ended October 1, 2010 compared to $5.5 million for the prior year thirteen week period ended October 2, 2009. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	Successor
	As of
	October 1, 2010	July 2, 2010
	(Amounts in thousands)
Cash and cash equivalents	$12,416	$20,777
Revolving loan availability	$12,925	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement, and any redemptions of common units. On April 27, 2010 a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes. This will reduce originally scheduled interest expense by approximately $24.4 million over the next five years. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. We distributed the $10.0 million to the DynaVox Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Our revolving loan availability was $12.9 million as of October 1, 2010. Any borrowings under the revolving loan facility is either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

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

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs, planned capital expenditures, debt repayments and tax distributions to members, including any payments made under the Tax Receivable Agreement, and any redemption of common units for at least the next twelve months.

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

Cash Flow

A summary of operating, investing and financing activities are shown in the following table:

	Successor	Predecessor
	Thirteen weeks ended
	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Cash flow summary
(Used in) provided by operating activities	$(3,984)	$617
Used in investing activities	(1,429)	(1,890)
Used in financing activities	(2,952)	(3,976)
Effect of exchange rate changes on cash	4	14
Decrease in cash	$(8,361)	$(5,235)

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords, among others. We generally collect our accounts receivable within 75 days.

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the thirteen week periods ended October 1, 2010 and October 2, 2009:

	Successor	Predecessor
	Thirteen weeks ended
	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Operating activities
Net (loss) income	$(1,719)	$1,660
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,167	1,343
Equity-based compensation expense	545	190
Change in fair value of interest rate swaps	(121)	13
Change in fair value of acquisition contingencies	238	—
Deferred taxes	(254)	—
Loss on disposal of assets	1	—
	(143)	3,206
Changes in operating assets and liabilities	(3,841)	(2,589)
Net cash (used in) provided by operating activities	$(3,984)	$617

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Successor	Predecessor
	Thirteen weeks ended
	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$3,269	$716
Inventories	(786)	(315)
Trade accounts payable	(672)	(70)
Accrued expenses and other current liabilities	(5,986)	(1,676)
Other	334	(1,244)
Changes in operating assets and liabilities	$(3,841)	$(2,589)

Our net cash used in operating activities was $4.0 million for the thirteen week period ended October 1, 2010, compared to cash provided by operating activities of $0.6 million for the thirteen week period ended October 2, 2009. The $4.6 million change in net operating cash was primarily a result of a $3.4 million decrease in net income and a $1.3 million increase in change in operating assets and liabilities which were offset to some degree by an increase in non-cash charges totaling $0.3 million. The $1.3 million increase in change in operating assets and liabilities was comprised mainly of a larger decrease in accrued compensation of approximately $4.3 million reflecting higher amounts paid out related to our annual bonus award and profit sharing funding and less accrued compensation in the thirteen weeks ended October 1, 2010 compared to the thirteen week period ended October 2, 2009. The incremental payout amounts totaled $1.7 million and were a result of our improved performance in fiscal year 2010 compared to fiscal year 2009. The lower accrued compensation was primarily a result of us not achieving certain bonus and profit sharing metrics in the thirteen weeks ended October 1, 2010 whereas we did in the thirteen weeks ended October 2, 2009. In addition, the increase in change in operating assets and liabilities was impacted by a larger decrease in trade receivables of $2.6 million during the thirteen week period ended October 1, 2010 compared to the thirteen week period ended October 2, 2009.

Investing Activities

Investing activities for the thirteen week periods ended October 1, 2010 and October 2, 2009 consisted of capital expenditures and an acquisition of a business.

	Successor	Predecessor
	Thirteen weeks ended
	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Investing activities
Capital expenditures	$(1,429)	$(957)
Acquisition of businesses	—	(933)
Net cash used in investing activities	$(1,429)	$(1,890)

Net cash used in investing activities consists primarily of capital expenditures for each thirteen week period presented and one strategic acquisition in the thirteen weeks ended October 2, 2009. We disbursed $0.9 million of cash (net of cash acquired) for the Blink-Twice acquisition during the thirteen weeks ended October 2, 2009. Capital expenditures increased to $1.4 million for the thirteen weeks ended October 1, 2010 compared to $1.0 million for the thirteen weeks ended October 2, 2009, primarily as a result of the purchase of $0.6 million of our new Maestro speech generating devices to be used as demonstration devices by our sales personnel.

Management anticipates that capital expenditures during fiscal year 2011 will approximate our recent historical performance.

Financing Activities

Financing activities for the thirteen week periods ended October 1, 2010 and October 2, 2009 consisted primarily of redemption of common units, shareholder distributions and borrowings and repayments of our outstanding indebtedness.

	Successor	Predecessor
	Thirteen weeks ended
	October 1, 2010	October 2, 2009
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$(1,095)	$(3,980)
Payment on acquisition contingencies	(416)	—
Equity distributions	(1,441)	(87)
Issuance of common units	—	39
Payments received on non-controlling interest shareholder notes	—	52
Net cash used in financing activities	$(2,952)	$(3,976)

Net cash of $3.0 million was required for financing activities during the thirteen week period ended October 1, 2010 compared to $4.0 million required in the thirteen week period ended October 2, 2009.  The $1.0 million decrease in cash used in financing activities was mainly a result of $2.9 million less in debt repayments during the thirteen weeks ended October 1, 2010 compared to the thirteen week period ended October 2, 2009 offset to some degree by a $1.4 million increase in equity distributions in the current first fiscal quarter compared to the same time period of the prior fiscal year. Debt repayments during the thirteen week period ended October 2, 2009 included a $3.3 million excess cash flow payment whereas there was no excess cash flow payment in the thirteen week period ending October 1, 2010. The debt repayment of $1.1 million for the thirteen weeks ended October 1, 2010 was for a note payable related to an acquisition in 2004.

Financing Agreements

As of October 1, 2010 we were in compliance in all material respects with all covenants contained in our financing agreements. We are required to make debt payments during the 12 months starting October 2, 2010 of approximately $4.2 million.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.925 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of October 1, 2010, $47.1 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

On March 4, 2010, we entered into a second amendment to our credit facility which amendment became effective in April 2010. As part of the amendment, the agent and the lenders under our credit facility consented to DynaVox Systems Holdings LLC’s transfer of all of its obligations under the credit facility to a newly formed wholly- owned subsidiary of DynaVox Systems Holdings LLC that became the immediate holding company parent of DynaVox Systems LLC. The lenders further waived the requirement of any prepayment of the credit facility with the proceeds of our IPO and consented to the repayment in full of our senior subordinated notes and the indebtedness outstanding under certain other notes payable with the proceeds of our IPO.

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

No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the credit facility will require a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2010.

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00 as of October 1, 2010 which increases to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2011 is $6.3 million which includes a $0.3 million carryover from the prior fiscal year.

As of October 1, 2010, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.23 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.23 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 1.38 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt less cash and cash equivalents. As of October 1, 2010, net senior debt and net total debt were $34.7 million and $34.7 million, respectively, and Adjusted EBITDA for the twelve-month period then ended was $28.2 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), cash taxes paid, scheduled principal payments on all debt, restricted cash distributions and management fees paid to Vestar and other certain pre-IPO owners (which items totaled $19.7 million for the twelve months ended October 1, 2010) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended October 1, 2010 was $27.1 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first thirteen weeks of fiscal year 2011 were $1.1 million.

Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of the covenants described above would result in an event of default under the credit facility.

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

Upon the occurrence of an event of default, including in the event of non-compliance with the financial ratios described above, the lenders would have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the credit facility, we further would no longer have access to our revolving credit facility and we would have to reclassify on our balance sheet amounts currently shown as long-term debt under the 2008 Credit Facility to short-term debt. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Note Payable

We had a $1.1 million note payable as of July 2, 2010 related to an acquisition consummated in fiscal year 2004, which carried an interest rate of 7% to be paid quarterly. This note payable matured, and was repaid, on September 30, 2010.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies consist of revenue recognition, trade receivables and related allowances, inventory valuation, goodwill and intangible assets, derivative financial instruments and equity-based compensation, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2010.

Off- Balance Sheet Arrangements

We are not a party to any off- balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 4% and 9% of our net sales for the thirteen weeks ended October 1, 2010 and for our fiscal year 2010, respectively, was derived from currencies other than the U.S. dollar, mainly the Canadian Dollar, British Pound and the Euro. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Canadian Dollar, British Pound and Euro for the thirteen weeks ended October 1, 2010, would have resulted in a $0.008 million change in the net sales recorded on our statement of income.

Interest Rate Risk

We are exposed to interest rate risk in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. As of October 1, 2010, there was $47.1 million outstanding under the senior secured credit facility.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. At October 1, 2010, the interest rate on our variable-rate borrowings was 4.26%. Based upon the outstanding borrowings and interest rate as of October 1, 2010, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.2 million.

The Company uses interest rate swaps to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives for the periods presented in this report.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

One such lawsuit is described in further detail below. We intend to defend it vigorously. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this case is not likely to have a material adverse effect on our business, financial position or results of operations.

Purported Shareholder Class Action Lawsuit filed October 14, 2010

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleges that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” in this report for a discussion of the recent market conditions affecting our business. This discussion updates, and should be read together with, the risk factors entitled “The current adverse economic environment, including the associated impact on government budgets, could adversely affect our business.” “Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to decrease” and “We are subject to a variety of risks due to our international operations that could adversely affect those operations or our profitability and operating results” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” in this report for a discussion of our sources and uses of liquidity. This discussion updates and should be read together with, the risk factor entitled “Our use of leverage may expose us to substantial risks” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

DynaVox Inc.

Date: November 12, 2010	By	/s/ Edward L. Donnelly
Edward L. Donnelly
Chief Executive Officer

Date: November 12, 2010	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer