Form 10-Q
period 2010-12-31
DynaVox Inc.
filed 2011-02-09
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 9,383,335 as of February 1, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of February 1, 2011 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended December 31, 2010

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

•                  The current adverse economic environment, including the associated impact on government budgets, could adversely affect our business.

•                  Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to continue to decrease.

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

DynaVox Inc. is a holding company and its sole asset is a controlling equity interest in DynaVox Systems Holdings LLC. Unless the context suggests otherwise, references in this report to “DynaVox,” the “Company,” the “Corporation,” “we,” “us” and “our” refer (1) prior to the April 2010 initial public offering (“IPO”) of the Class A common stock of DynaVox Inc. and related transactions, to DynaVox Systems Holdings LLC (or “DynaVox Holdings”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries. We refer to Vestar Capital Partners, a New York-based registered investment adviser, together with its affiliates, as “Vestar,” and to Park Avenue Equity Partners, L.P., together with its affiliates, as “Park Avenue.”

PART I—FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	Successor	Successor
	December 31, 2010	July 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,576	$20,777
Trade receivables—net of allowance for doubtful accounts of $1,939 and $1,393 as of December 31, 2010 and July 2, 2010, respectively	15,553	17,741
Other receivables	327	503
Inventories	6,950	6,808
Prepaid expenses and other current assets	1,160	1,210
Deferred taxes	728	728
Total current assets	37,294	47,767
PROPERTY AND EQUIPMENT—Net	7,319	7,065
GOODWILL	60,846	60,846
INTANGIBLES—Net	30,868	31,331
DEFERRED TAXES	41,644	41,474
OTHER ASSETS	2,570	2,683
TOTAL ASSETS	$180,541	$191,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,541	$3,961
Trade accounts payable	4,566	5,541
Related-party payable	171	181
Deferred revenue	1,248	1,216
Payable to related parties pursuant to tax receivable agreement	629	—
Other liabilities	7,960	13,165
Total current liabilities	19,115	24,064
LONG-TERM DEBT	41,600	44,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	40,241	40,870
OTHER LONG-TERM LIABILITIES	2,956	4,168
Total liabilities	103,912	113,302

STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 9,383,335 shares issued and outstanding at December 31, 2010 and July 2, 2010	94	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2010 and July 2, 2010	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at December 31, 2010 and July 2, 2010	—	—
Additional paid-in capital	23,655	24,205
Retained earnings	1,954	2,306
Accumulated other comprehensive loss	(33)	(46)
Total stockholders’ equity attributable to DynaVox Inc.	25,670	26,559
Non-controlling interest	51,046	51,392
Non-controlling interest shareholder notes	(87)	(87)
Total equity	76,629	77,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,541	$191,166

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

NET SALES	$25,526	$28,608	$47,095	$52,863
COST OF SALES	7,587	7,085	13,821	13,149
GROSS PROFIT	17,939	21,523	33,274	39,714
OPERATING EXPENSES:
Selling and marketing	8,747	9,022	17,484	17,535
Research and development	2,358	2,341	4,892	4,582
General and administrative	4,977	3,901	9,764	6,784
Amortization of certain intangibles	114	421	222	841
Total operating expenses	16,196	15,685	32,362	29,742
INCOME FROM OPERATIONS	1,743	5,838	912	9,972
OTHER INCOME (EXPENSE):
Interest income	4	9	13	31
Interest expense	(663)	(1,920)	(1,346)	(3,930)
Change in fair value and net loss on interest rate swap agreements	(9)	(122)	(76)	(449)
Other income (expense) —net	33	(13)	(235)	(74)
Total other expense-net	(635)	(2,046)	(1,644)	(4,422)
INCOME (LOSS) BEFORE INCOME TAXES	1,108	3,792	(732)	5,550
INCOME TAX EXPENSE (BENEFIT)	114	68	(7)	166
NET INCOME (LOSS) ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	994	$3,724	(725)	$5,384
Less: net (income) loss attributable to the non-controlling interests	(842)		373
NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$152		$(352)
Weighted-average shares of Class A common stock outstanding:
Basic	9,375,000		9,375,000
Diluted	9,375,000		9,375,000
Net income (loss) available to Class A common stock per share:
Basic	$0.02		$(0.04)
Diluted	$0.02		$(0.04)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except unit and share amounts)

	Common Units		Common A shares		Common B shares		Treasury						Accumulated			Non- Controlling	Total Members’
	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount	Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Comprehensive (Loss) Income	Non- Controlling Interest	Interest Shareholder Notes	and Stockholders’ Equity
PREDECESSOR
BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$—	$—	$—	$24,813
Issuance of common units	44,045	1,122	—	—	—	—	15,650	37	—	—	—	—	—	—	—	—	1,159
Forfeiture, redemption, and cancellation of management equity units	(5,000)	(50)	—	—	—	—	(7,508)	(152)	—	—	—	—	—	—	—	—	(202)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	334	—	—	—	—	—	—	334
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	(245)	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	325	—	—	—	—	—	—	—	325
Equity distributions	—	—	—	—	—	—	—	—	—	(87)	—	—	—	—	—	—	(87)
Net income	—	—	—	—	—	—	—	—	—	—	—	5,384	—	5,384	—	—	5,384
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	179	179	—	—	179
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	33	33	—	—	33
BALANCE—January 1, 2010	4,907,569	$42,416	—	$—	—	$—	(2,188,819)	$(35,165)	$(345)	$13,495	$—	$11,533	$(241)	$5,596	$—	$—	$31,693
SUCCESSOR
BALANCE—July 2, 2010	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,059	—	—	—	—	—	1,059
Equity distributions	—	—	—	—	—	—	—	—	—	—	(1,609)	—	—	—	—	—	(1,609)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)	(373)	—	(725)
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	13	13	27	—	40
BALANCE—December 31, 2010	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$23,655	$1,954	$(33)	$(339)	$51,046	$(87)	$76,629

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Twenty-six Weeks Ended
	December 31, 2010	January 1, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to the controlling and non-controlling interests	$(725)	$5,384
Depreciation	1,663	1,423
Amortization of certain intangibles	463	950
Amortization of deferred financing costs	318	407
Equity-based compensation expense	1,059	334
Change in fair value of interest rate swaps	(295)	(98)
Change in fair value of acquisition contingencies	(183)	—
Deferred taxes	(170)	—
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Trade receivables	2,364	1,707
Inventories	(142)	(1,004)
Other assets	(6)	(786)
Deferred revenue	(148)	(17)
Trade accounts payable	(674)	2
Accrued compensation	(4,860)	(168)
Accrued interest	(40)	(37)
Related-party payable	(10)	(211)
Disbursements on derivative instruments	(371)	(547)
Other—net	188	98
Net cash (used in) provided by operating activities	(1,568)	7,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,325)	(2,405)
Acquisition of businesses, net of cash acquired	—	(933)
Cash used in investing activities	(2,325)	(3,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	(2,020)	(4,355)
Payment on acquisition contingencies	(570)	—
Equity distributions	(1,609)	(87)
Deferred issuance costs	(149)
Issuances of common units	—	200
Redemptions of management and common units	—	(202)
Payments received on non-controlling interest shareholder notes	—	325
Net cash used in financing activities	(4,348)	(4,119)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	40	33
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,201)	13
CASH AND CASH EQUIVALENTS:
Beginning of period	20,777	12,631
End of period	$12,576	$12,644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,031	$3,532
Net income taxes paid	$499	$159

The Company had non-cash investing activities of $20 and $63 for accrued capital costs during the twenty-six weeks ended December 31, 2010 and January 1, 2010, respectively.

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

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units called “Holdings Units”. In addition, each Holdings Units unit holder received one share of the Corporation’s Class B common stock. We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These transactions are collectively referred to as the “Recapitalization Transactions.”

The Corporation, as a result of the IPO and the related Recapitalization Transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.  The non-controlling interest ownership percentage as of December 31, 2010 and July 2, 2010 is 68.6%.

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

3. ACQUISITIONS

Eye Response Technologies-On January 4, 2010, the Company acquired all the outstanding shares of Eye Response Technologies, Inc. (“ERT”) in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration, as discussed below.  ERT’s results of operations have been included in the Company’s condensed consolidated statements of operations beginning January 4, 2010.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years of $3,728.  As of December 31, 2010, the liability was $2,864, which reflects cumulative payments of $677 and a fair value adjustment recorded to other expense of $37 and $187 during the thirteen and twenty-six weeks ended December 31, 2010 (Successor), respectively.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to a consulting agreement due to the previous owner related to future service over three years of $430.  As of December 31, 2010, the liability was $303, which reflects cumulative payments totaling $138 and cumulative fair value adjustments of $11 of which $2 and $4 was recorded to interest expense during the thirteen and twenty-six weeks ended December 31, 2010 (Successor), respectively.

As of the acquisition date, the Company recorded the fair value of working capital adjustments based on the terms of the stock purchase agreement with the previous owner which was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with the acquisition date fair value of $117.  On October 13, 2010, the fair value of the working capital adjustment liability was paid in full.

The pro forma results for this acquisition are not material to the Company’s financial results.

Blink-Twice Inc.-On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), in exchange for $1,000 in cash, issuance of 19,602 Class A units valued at $712, and other contingent consideration, as discussed below. Blink-Twice’s results of operations have been included in the Company’s condensed consolidated statements of operations beginning July 6, 2009.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired Backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the condensed consolidated balance sheets as the previous owner is a former employee and current stockholder of the Company. As of December 31, 2010, the related-party payable was $7, which reflects cumulative payments totaling $593 and cumulative fair value adjustment of $74 that were recorded to other income during fiscal year 2010.

The Company recorded the fair value of working capital adjustments owed to the previous owner. The acquisition date fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability. As of December 31, 2010, the related-party payable was $154, which reflects a fair value adjustment of $29 that was recorded to other expense during fiscal year 2010.

Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the condensed consolidated statements of operations. For the thirteen week period ended December 31, 2010 (Successor) and January 1, 2010 (Predecessor), such costs totaled $0 and $258, respectively.  For the twenty-six week period ended December 31, 2010 (Successor) and January 1, 2010 (Predecessor), such costs totaled $0 and $296, respectively.

4. BALANCE SHEET ITEMS

Inventories as of December 31, 2010 and July 2, 2010 consist of the following:

	Successor	Successor
	December 31, 2010	July 2, 2010

Raw materials	$4,724	$4,443
Work in progress	79	79
Finished goods	2,147	2,286
Inventories	$6,950	$6,808

The components of property and equipment as of December 31, 2010 and July 2, 2010, are as follows:

	Successor	Successor
	December 31, 2010	July 2, 2010

Molds, machinery and equipment	$8,663	$6,278
Computer equipment and purchased software	4,590	4,436
Furniture, fixtures and office equipment	1,277	1,224
Leasehold improvements	635	599
Total property and equipment — gross	$15,165	$12,537
Less accumulated depreciation	(8,937)	(7,274)
Construction in process	1,091	1,802
Property and equipment — net	$7,319	$7,065

Accumulated other comprehensive loss as of December 31, 2010 and July 2, 2010, are as follows:

	Successor	Successor
	December 31, 2010	July 2, 2010

Attributable to DynaVox Inc.
Foreign currency translation	$(33)	$(46)
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(33)	$(46)
Attributable to non-controlling interest
Foreign currency translation	$(74)	$(101)
Accumulated other comprehensive loss attributable to non-controlling interest	$(74)	$(101)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

5. GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2010 and July 2, 2010 the carrying amount of the Company’s goodwill is $60,846.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	Successor			Successor
	December 31, 2010			July 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$1,632	$1,621	$3,253	$1,403	$1,850
Patent technology	4,330	433	3,897	4,330	216	4,114
Trade name	100	50	50	100	33	67
Symbols and trademarks (indefinite live)	25,300	—	25,300	25,300	—	25,300
	$32,983	$2,115	$30,868	$32,983	$1,652	$31,331

The Company performs at least one annual test for impairment of goodwill and intangibles with indefinite lives.  The Company uses the end of its fiscal year for the annual test and has one reporting unit.  In accordance with its policy, the Company conducted its annual impairment test as of July 2, 2010 and concluded that the fair value of its goodwill and intangibles with indefinite lives substantially exceeded their carrying value, and no impairment charge was necessary.  During the first and second quarters of fiscal 2011 the Company determined there were indicators of potential impairment due to the significant decline in the Company’s stock price during the period.  As a result, the Company tested the carrying value of the reporting unit by utilizing a market approach to estimate fair value.  The market approach is based on the Company’s market capitalization as of the end of each reporting period.  The Company concluded no impairment charge was necessary in either quarter as the fair value of the reporting unit exceeded the carrying value at the end of each reporting period.

Amortization expense related to intangibles for the thirteen week periods ended December 31, 2010 and January 1, 2010 was $234 and $475, respectively. Amortization expense related to intangibles for the twenty-six week periods ended December 31, 2010 and January 1, 2010 was $463 and $950, respectively. Estimated amortization expense for the remainder of fiscal year 2011 and each subsequent four fiscal years is as follows: 2011—$463; 2012—$920; 2013—$829; 2014—$807; and 2015—$600.

6. LONG-TERM DEBT

Long-term debt as of December 31, 2010 and July 2, 2010 consists of the following:

	Successor	Successor
	December 31, 2010	July 2, 2010
2008 Credit Facility	$46,141	$47,066
Note payable	—	1,095
Total debt	46,141	48,161
Less current installments	(4,541)	(3,961)
Long-term debt—less current installments	$41,600	$44,200

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

On December 21, 2010, the Company entered into a third amendment to the 2008 Credit Facility in order to address a pre-IPO distribution of $10,000 for the 12-month period ending December 31, 2010.  The third amendment modifies the following:  (1) calculation of the Fixed Charge Coverage Ratio for the 12-month period ending December 31, 2010 to exclude from the definition of restricted cash distributions a $10,000 distribution made in March 2010; (2) calculation of the ratios of net senior debt to Adjusted EBITDA and net total debt to Adjusted EBITDA by limiting the Company to net cash and cash equivalents from total debt and senior debt to only any 12-month period in which Adjusted EBITDA for such period is greater than $30,000, whereupon the amount of cash and cash equivalents that may be netted is limited to $5,000; and (3) requires the Company to provide monthly financial statements to the lenders within 30 days of the end of each month.  The Company incurred an arrangement fee of approximately $149 which was capitalized to deferred financing costs as a component of Other Assets and will be amortized through the remaining term of the 2008 Credit Facility.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR) plus a credit spread (4.3% as of December 31, 2010 and July 2, 2010),  or the Prime rate plus a credit spread (6.3% as of December 31, 2010 and July 2, 2010) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to Adjusted EBITDA (as defined) after December 31, 2008. As of December 31, 2010 and July 2, 2010, the Company’s credit spreads were as follows:

	Successor		Successor
	December 31, 2010		July 2, 2010
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At December 31, 2010 and July 2, 2010, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

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

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid in full on April 27, 2010 with proceeds from the IPO. At December 31, 2010 and July 2, 2010, the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 as of both dates.

Financial Covenants

Commencing on September 30, 2008, the 2008 Credit Facility and the 2008 Subordinated Note require the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio, and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at December 31, 2010 and July 2, 2010. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company was not required to make an excess cash flow payment for the year ended July 2, 2010.

Note Payable

The $1,095 note payable as of July 2, 2010 is related to an acquisition in 2004 and had an interest rate of 7% which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

7. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010

Income tax expense (benefit)	$114	$68	$(7)	$166
Effective income tax rate	10.29%	1.79%	0.96%	2.99%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate.  The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.  The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes.  During the twenty-six weeks ended December 31, 2010, the Company recorded discrete items that resulted in income tax expense, including (i) interest associated with the reserve for uncertainties in income tax positions and (ii) the effect of the deferred tax rate change in the United Kingdom.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is summarized as follows:

Balance as of July 2, 2010	$67
Increases in prior period tax positions	9
Balance as of December 31, 2010	$76

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions.  U.S. federal and state tax returns associated with fiscal years 2007 — 2009 are currently open for examination.  Foreign tax returns associated with fiscal year 2006 — 2009 also remain open under the statute.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and July 2, 2010:

	Successor
	As of December 31, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$252	$—	$—	$252

Total assets	$252	$—	$—	$252

Liabilities
Interest rate swaps	$—	$(336)	$—	$(336)

Total liabilities	$—	$(336)	$—	$(336)

	Successor
	As of July 2, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Interest rate swaps	$—	$(631)	$—	$(631)

Total liabilities	$—	$(631)	$—	$(631)

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 31, 2010 and July 2, 2010, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was principally comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swaps for all periods presented to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the twenty-six week periods ended December 31, 2010 (Successor) and January 1, 2010 (Predecessor).

Prior to June 28, 2008, the Company designated its derivative instruments as cash flow hedges and recognized the derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. To the extent that the derivative instrument was effective as a cash flow hedge, the change in fair value of the derivative was deferred in other comprehensive income and reclassified to earnings once the forecasted transaction affected earnings. Any portion considered to be ineffective was immediately reported in earnings.

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

The Company has entered into interest rate swaps that matured, or will mature, at various dates in calendar years 2010 and 2011. These swaps serve to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of December 31, 2010 and July 2, 2010, the outstanding notional amount was $23,100 and $27,000, respectively.

Information related to the fair value of derivative instruments and their location in the unaudited condensed consolidated balance sheet is presented below:

		Successor	Successor
Derivatives Not Designated	Balance Sheet	Fair Value as of	Fair Value as of
as Hedging Instruments	Location	December 31, 2010	July 2, 2010

Interest rate swaps	Other current liabilities	$336	$631

Total		$336	$631

Information related to the amounts recognized for derivatives and their location in the unaudited condensed consolidated statements of operations for the thirteen week periods ended December 31, 2010 (Successor) and January 1, 2010 (Predecessor), are presented below:

		Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Thirteen weeks ended		Thirteen weeks ended		Thirteen weeks ended
Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(64)	$(9)	$(58)	$(9)	$(122)

(1)          Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

Information related to the amounts recognized for derivatives and their location in the unaudited consolidated statements of operations for the twenty-six week periods ended December 31, 2010 (Successor) and January 1, 2010 (Predecessor), are presented below:

		Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Twenty-six weeks ended		Twenty-six weeks ended		Twenty-six weeks ended
Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(179)	$(76)	$(270)	$(76)	$(449)

(1)          Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

As of July 2, 2010, the Company had reclassified all amounts recorded in other comprehensive income into other expense.

10. EQUITY-BASED COMPENSATION

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

The Company recorded equity-based compensation expense with respect to (a) grants of legacy interest in DynaVox Holdings, (b) options to purchase shares of the Company’s Class A common stock (“Successor Options”) and (c) restricted stock awards (“Successor RSA’s”) as follows:

	Thirteen Weeks Ended
	December 31, 2010					January 1, 2010
	Successor					Predecessor
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$7	$3	$8	$18	$—	$76	$10	$58	$144
Successor Options	4	33	61	382	480	—	—	—	—	—
Successor RSA’s	—	—	—	16	16	—	—	—	—	—
Total	$4	$40	$64	$406	$514	$—	$76	$10	$58	$144

	Twenty-six Weeks Ended
	December 31, 2010					January 1, 2010
	Successor					Predecessor
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$19	$7	$16	$42	$—	$152	$44	$138	$334
Successor Options	8	74	131	765	978	—	—	—	—	—
Successor RSA’s	—	—	—	39	39	—	—	—	—	—
Total	$8	$93	$138	$820	$1,059	$—	$152	$44	$138	$334

A summary of the Company’s Successor stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the twenty-six weeks ended December 31, 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365
Granted	35,000	4.10-9.45	6.70
Exercised	—	—
Cancelled	(24,500)	15.00
Outstanding—December 31, 2010	1,381,000	$4.10-$15.00	$14.79	9.2	$19
Exercisable at December 31, 2010	—	—	—	—	—

The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended December 31, 2010 was $3.78 per share.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Twenty-six Weeks Ended
December 31, 2010
Black-Scholes Option Valuation Assumptions:
Dividend yield(1)	0%
Expected volatility(2)	47.4-84.0%
Risk-free interest rates(3)	2.0-2.1%
Expected term of options(4)	6.4

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

As of December 31, 2010, there was $8,162 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 4.1 years.

A summary of the Company’s Successor restricted stock award activity under the 2010 Plan for the twenty-six weeks ended December 31, 2010 is as follows:

	Restricted Shares of Class A Common Stock	Weighted - Average Grant Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Outstanding—July 2, 2010	8,335	$15.00	1.8	$127
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding—December 31, 2010	8,335	$15.00	1.3	$43

As of December 31, 2010, there was $81 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the changes in non-vested Holdings Units outstanding during the twenty-six weeks ended December 31, 2010 is detailed in the following table below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holdings Units:
Nonvested units as of July 2, 2010	165,573	$2.97
Granted	—	—
Vested	(24,702)	3.83
Forfeited	—	—
Redeemed	—	—
Nonvested units as of December 31, 2010	140,871	$2.81	$62

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule.  As of December 31, 2010, there was $161 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 2.9 years.

11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Successor
	Thirteen Weeks Ended December 31, 2010	Twenty-six Weeks Ended December 31, 2010
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$152	$(352)
Denominator:
Denominator for basic net income (loss) per Class A common share- weighted average shares	9,375,000	9,375,000
Effect of dilutive securities:
Option equivalents	—	—
Denominator for diluted net income (loss) per common share- adjusted weighted average shares	9,375,000	9,375,000
Basic net income (loss) attributable to DynaVox Inc. per Class A common share	$0.02	$(0.04)
Diluted net income (loss) attributable to DynaVox Inc. per Class A common share	$0.02	$(0.04)

Weighted-average shares of stock options and restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,380,694 and 8,335, respectively, for the thirteen week period presented and 1,376,729 and 8,335, respectively, for the twenty-six week period presented.  Earnings per share information is not applicable for reporting periods prior to the Successor period beginning April 28, 2010. The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

12. COMMITMENTS AND OTHER CONTINGENCIES

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

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleges that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential. Under a stipulation entered into by the parties, the lead plaintiff has until February 18, 2011 to file an amended complaint and the Company will file a motion to dismiss the amended complaint on or before April 19, 2011.

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

As we previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during the first quarter of our fiscal year 2011. This softening of demand relative to our prior year continued during the second quarter of fiscal year 2011 for both our speech generating devices and software products. We continue to believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, is adversely affecting our product sales in the United States.  In addition, we believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, have had a similar effect on our product sales in those regions.  The adverse impact of these factors on our net sales generation has been more significant than initially anticipated. We did experience some improvement in net sales, as compared to the corresponding month in the prior year, toward the later part of the second quarter of fiscal year 2011as the month of November net sales declined 9% and December grew 3% versus a 22% decline in October. Overall, net sales for the second quarter of fiscal year 2011 declined 11% as compared to the second quarter of fiscal year 2010. Although there were some encouraging signs in the later part of the second quarter of fiscal year 2011, we have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when such improvement might occur. Although we are not yet seeing evidence of a material improvement in the government funding environment, we are continuing to invest in our business and have launched new products into our target markets which we continue to believe are underpenetrated.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our software sales being moderately higher.

Our primary operating expenses are selling and marketing, research and development and general and administrative. As of fiscal year 2010 our selling and marketing expenses increased in absolute terms during the most recent three fiscal years as we substantially increased the size of our selling and marketing operations. Our research and development expenses have increased over the past three fiscal years as a result of commercializing our pipeline of new products, product enhancements and new applications for our existing products. Our general and administrative expenses have also increased for the thirteen week and twenty-six week periods ended December 31, 2010 compared to the thirteen week and twenty-six week periods ended January 1, 2010 primarily as a result of us becoming a publicly-traded company in April 2010.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2010 there were 20,451,648 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,451,648 shares of Class A common stock.

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

Tax Receivable Agreement

DynaVox Systems Holdings LLC intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from our then-existing owners immediately prior to the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings . For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

Predecessor and Successor Periods

DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries (“DynaVox Holdings” or “Predecessor”). References to “Successor” refer to DynaVox Inc. and its consolidated subsidiaries.

The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes. We also present a separate explanatory discussion on the Predecessor operating performance for the thirteen and twenty-six week periods ended January 1, 2010 and for the Successor operating performance for the thirteen and twenty-six week periods ended December 31, 2010.

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

	Successor	Predecessor	Successor	Predecessor
	Thirteen weeks ended		Twenty-six weeks ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(Amounts in thousands)
Net sales
Speech generating devices	$20,809	$22,109	$37,993	$40,721
Special education software	4,717	6,499	9,102	12,142
	$25,526	$28,608	$47,095	$52,863

Percentage of net sales
Speech generating devices	81.5%	77.3%	80.7%	77.0%
Special education software	18.5%	22.7%	19.3%	23.0%
	100.0%	100.0%	100.0%	100.0%

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

Cost of Sales

Cost of sales includes the direct labor and indirect costs of the final assembly operations performed at our facility in Pittsburgh, the cost of the component materials used in the final assembly, quality control testing, certain royalties, the distribution costs of our special education software center and other third-party costs. Our cost of sales is substantially higher in higher volume quarters, generally increasing as net sales increase. Changes in the mix of our products, such as changes in the proportion of synthesized to digitized devices or the proportion of sales of speech generating devices to special education software may also impact our overall cost of sales. We review our inventory levels on an ongoing basis in order to identify potentially obsolete products and record any adjustments to our reserve as a component of cost of sales.

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

Equity-Based Compensation

We estimate the grant date fair value of stock options for our Class A common stock using the Black-Scholes valuation model. Significant assumptions we use in the model are: (i) an expected dividend yield of 0% based on our expectation of not paying dividends for the foreseeable future; (ii) the expected volatility based on the historical volatility of our Class A common stock; (iii) a risk-free interest rate based on the U.S, Treasury yield curve in effect at the time of the grant; and (iv) a weighted-average expected term using the “simplified method”. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

Interest Expense

Interest expense consists primarily of interest on borrowings under our existing and previous credit facilities and the previous senior subordinated notes. We issued the senior subordinated notes in the amount of $31.0 million in June of 2008 to fund the repurchase of all of the Holdings Units held by a related party. In April 2010 we repaid the senior subordinated notes with a portion of the proceeds from the IPO. If this repayment would have occurred at the beginning of fiscal year 2010 interest expense for the thirteen weeks and twenty-six weeks ended January 1, 2010 would have decreased by approximately $1.2 million and $2.4 million, respectively.

Income Taxes

Prior to April 28, 2010, the Company had not been subject to U.S. federal income taxes and most applicable state and local income taxes as the Predecessor entity is a limited liability company. As a partnership, the taxable income or loss is passed through to and included in the tax returns of our members. Accordingly, the accompanying condensed consolidated financial statements prior to April 28, 2010 do not include a provision for federal and most state and local income taxes. However, we generally made distributions to our members, per the terms of our limited liability company agreement, related to such taxes. We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying condensed consolidated statements of income prior to April 28, 2010 include tax expense related to those states and to U.S. and foreign jurisdictions where those subsidiaries operate. Subsequent to April 28, 2010 DynaVox Inc. became subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and is taxed at the prevailing corporate tax rates.

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

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income (loss) or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions, debt refinancing fees and management fees that we have historically paid to Vestar and certain other existing owners pursuant to a management agreement. In connection with the IPO, the management agreement with Vestar and certain other pre-IPO owners was terminated. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income (loss), net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

The Company, as a result of the IPO and the related transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. As of April 28, 2010, the Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of December 31, 2010 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
December 31, 2010	20,451,648	9,383,335	29,834,983
	68.6%	31.4%	100.0%

*                                         Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

The non-controlling interest allocation for the thirteen week and twenty-six week periods ended December 31, 2010 is calculated as follows (dollars in thousands):

	Thirteen weeks ended December 31, 2010	Twenty-six weeks ended December 31, 2010

Non-controlling interest associated with other comprehensive income	$24	$27
Allocation of net income (loss) of DynaVox Inc.	842	(373)
Non-controlling interest allocation	$866	$(346)

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Successor		Predecessor		Successor		Predecessor
	Thirteen weeks ended				Twenty-six weeks ended
	December 31, 2010	% of Net Sales	January 1, 2010	% of Net Sales	December 31, 2010	% of Net Sales	January 1, 2010	% of Net Sales
	(unaudited)
	(Dollar in thousands)
Net sales	$25,526	100.0%	$28,608	100.0%	$47,095	100.0%	$52,863	100.0%
Costs of goods sold	7,587	29.7%	7,085	24.8%	13,821	29.3%	13,149	24.9%

Gross profit	17,939	70.3%	21,523	75.2%	33,274	70.7%	39,714	75.1%
Operating expenses:
Selling and marketing	8,747	34.3%	9,022	31.5%	17,484	37.1%	17,535	33.2%
Research and development	2,358	9.2%	2,341	8.2%	4,892	10.4%	4,582	8.7%
General and administrative	4,977	19.5%	3,901	13.6%	9,764	20.7%	6,784	12.8%
Amortization of intangibles	114	0.4%	421	1.5%	222	0.5%	841	1.6%
Total operating expenses	16,196	63.4%	15,685	54.8%	32,362	68.7%	29,742	56.3%

Income from operations	1,743	6.8%	5,838	20.4%	912	1.9%	9,972	18.9%

Other Income (Expense):
Interest income	4	0.0%	9	0.0%	13	0.0%	31	0.1%
Interest expense, net	(663)	-2.6%	(1,920)	-6.7%	(1,346)	-2.9%	(3,930)	-7.4%
Change in fair value and net loss on interest rate swap agreements	(9)	-0.0%	(122)	-0.4%	(76)	-0.2%	(449)	-0.8%
Other income (expense) — net	33	0.1%	(13)	-0.0%	(235)	-0.5%	(74)	-0.1%
Total other expense	(635)	-2.5%	(2,046)	-7.2%	(1,644)	-3.5%	(4,422)	-8.4%

Income (loss) before income taxes	$1,108	4.3%	$3,792	13.3%	$(732)	-1.6%	$5,550	10.5%

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Amounts in thousands)
Other Financial Data

Adjusted EBITDA (1)	$3,901	$7,707	$4,693	$13,227

(1)           Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands)
Income (loss) before income taxes	$1,108	$3,792	$(732)	$5,550
Depreciation	884	759	1,663	1,423
Amortization	234	475	463	950
Interest income	(4)	(9)	(13)	(31)
Interest expense	663	1,920	1,346	3,930
Change in fair value and net loss on interest rate swaps	9	122	76	449
Other (income) expense, net (a)	(36)	(3)	201	2
Equity-based compensation	514	144	1,059	334
Employee severance and other costs	248	—	244	—
Acquisition costs (b)	209	274	241	312
Management fee (c)	—	75	—	150
Other adjustments (d)	72	158	145	158
Adjusted EBITDA	$3,901	$7,707	$4,693	$13,227

(a)                                  Excludes realized foreign currency gains or losses.

(b)                                 Legal, accounting and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.

(c)                                  Prior to April 21, 2010 we received advisory services from Vestar and certain pre-IPO owners. These arrangements concluded on April 21, 2010.

(d)                                 Includes certain amounts related to other taxes, executive recruiting fees, relocation and other costs.

Successor Period from October 2, 2010 to December 31, 2010

Net Sales

Net sales were $25.5 million for the Successor period from October 2, 2010 to December 31, 2010. The $25.5 million of net sales were comprised of $20.8 million of speech generating devices and $4.7 million of software sales.

Gross Profit

Gross profit was 70.3%, or $17.9 million, in the Successor period from October 2, 2010 to December 31, 2010.

Operating Expenses

Operating expenses for the Successor period from October 2, 2010 to December 31, 2010 were $16.2 million and consisted primarily of selling and marketing expenses of $8.7 million, research and development expenses of $2.4 million and general and administrative expenses of $5.0 million. Operating expenses during the Successor period from October 2, 2010 to December 31, 2010 also included $0.1 million of  amortization of certain intangible assets.

Income From Operations

Income from operations was $1.7 million for the Successor period from October 2, 2010 to December 31, 2010 as a result of the items described above.

Interest Expense

Interest expense was $0.7 million for the Successor period from October 2, 2010 to December 31, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility. Outstanding debt under the 2008 Credit Facility as of December 31, 2010 was $46.1 million.

Income Before Income Taxes

Income before income taxes was $1.1 million, or 4.3% of net sales, for the Successor period from October 2, 2010 to December 31, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $3.9 million for the Successor period from October 2, 2010 to December 31, 2010. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Predecessor Period from October 3, 2009 to January 1, 2010

Net Sales

Net sales were $28.6 million for the Predecessor period from October 3, 2009 to January 1, 2010. The $28.6 million of net sales were comprised of $22.1 million of speech generating devices and $6.5 million of software sales.

Gross Profit

Gross profit was 75.2%, or $21.5 million, in the Predecessor period from October 3, 2009 to January 1, 2010.

Operating Expenses

Operating expenses for the Predecessor period from October 3, 2009 to January 1, 2010 were $15.7 million and consisted primarily of selling and marketing expenses of $9.0 million, research and development expenses of $2.3 million, general and administrative expenses of $3.9 million and amortization of certain intangibles of $0.4 million.

Income From Operations

Income from operations was $5.8 million for the Predecessor period from October 3, 2009 to January 1, 2010 as a result of the items described above.

Interest Expense

Interest expense was $1.9 million for the Predecessor period from October 3, 2009 to January 1, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility and our 2008 Subordinated Note. Outstanding debt under the 2008 Credit Facility and the 2008 Subordinated Note as of January 1, 2010 was $78.1 million. We redeemed the $31.0 million 2008 Subordinated Note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income Before Income Taxes

Income before income taxes was $3.8 million, or 13.3% of net sales, for the Predecessor period from October 3, 2009 to January 1, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $7.7 million for the Predecessor period from October 3, 2009 to January 1, 2010. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Successor Period from July 3, 2010 to December 31, 2010

Net Sales

Net sales were $47.1 million for the Successor period from July 3, 2010 to December 31, 2010. The $47.1 million of net sales were comprised of $38.0 million of speech generating devices and $9.1 million of software sales.

Gross Profit

Gross profit was 70.7%, or $33.3 million, in the Successor period from July 3, 2010 to December 31, 2010.

Operating Expenses

Operating expenses for the Successor period from July 3, 2010 to December 31, 2010 were $32.4 million and consisted primarily of selling and marketing expenses of $17.5 million, research and development expenses of $4.9 million and general and administrative expenses of $9.8 million. Operating expenses during the Successor period from July 3, 2010 to December 31, 2010 also included $0.2 million of amortization of certain intangible assets.

Income From Operations

Income from operations was $0.9 million for the Successor period from July 3, 2010 to December 31, 2010 as a result of the items described above.

Interest Expense

Interest expense was $1.3 million for the Successor period from July 3, 2010 to December 31, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility. Outstanding debt under the 2008 Credit Facility as of December 31, 2010 was $46.1 million.

Loss Before Income Taxes

Loss before income taxes was $0.7 million, or 1.6% of net sales, for the Successor period from July 3, 2010 to December 31, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $4.7 million for the Successor period from July 3, 2010 to December 31, 2010. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Predecessor Period from July 4, 2009 to January 1, 2010

Net Sales

Net sales were $52.9 million for the Predecessor period from July 4, 2009 to January 1, 2010. The $52.9 million of net sales were comprised of $40.7 million of speech generating devices and $12.2 million of software sales.

Gross Profit

Gross profit was 75.1%, or $39.7 million, in the Predecessor period from July 4, 2009 to January 1, 2010.

Operating Expenses

Operating expenses for the Predecessor period from July 4, 2009 to January 1, 2010 were $29.7 million and consisted primarily of selling and marketing expenses of $17.5 million, research and development expenses of $4.6 million, general and administrative expenses of $6.8 million and amortization of certain intangibles of $0.8 million.

Income From Operations

Income from operations was $10.0 million for the Predecessor period from July 4, 2009 to January 1, 2010 as a result of the items described above.

Interest Expense

Interest expense was $3.9 million for the Predecessor period from July 4, 2009 to January1, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility and our 2008 Subordinated Note. Outstanding debt under the 2008 Credit Facility and the 2008 Subordinated Note as of January 1, 2010 was $78.1 million. We redeemed the $31.0 million 2008 Subordinated Note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income Before Income Taxes

Income before income taxes was $5.6 million, or 10.5% of net sales, for the Predecessor period from July 4, 2009 to January 1, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $13.2 million for the Predecessor period from July 4, 2009 to January 1, 2010. The Adjusted EBITDA measure presented consists of income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Thirteen Week Period Ended December 31, 2010 Compared to the Thirteen Week Period Ended January 1, 2010

Net Sales

Net sales decreased 10.8%, or $3.1 million, to $25.5 million for the thirteen week period ended December 31, 2010 from $28.6 million for the thirteen week period ended January 1, 2010. The decline in device sales was 5.9%, or $1.3 million. Software sales decreased 27.4%, or $1.8 million, in the thirteen week period ended December 31, 2010 compared to the thirteen week period ended January 1, 2010. We experienced a softening of demand for both our speech generating devices and software products during the thirteen week period ended December 31, 2010 compared to the thirteen week period ended January 1, 2010.  We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States during the thirteen weeks ended December 31, 2010 as compared to the thirteen week period ended January 1, 2010.  We also believe that constraints in government spending in the Company’s key international markets, including the United Kingdom, had a similar effect on our product sales in those regions during the second quarter of our fiscal year 2011. The prior year thirteen week period ended January 1, 2010 includes $0.8 million of software sales to one international customer which did not recur in the thirteen week period ended December 31, 2010.

Gross Profit

Gross profit decreased 16.7%, or $3.6 million, to $17.9 million for the thirteen week period ended December 31, 2010 from $21.5 million for the thirteen week period ended January 1, 2010. Gross margin decreased 490 basis points to 70.3% for the thirteen week period ended December 31, 2010 from 75.2% for the thirteen week period ended January 1, 2010. The $3.6 million decrease in gross profit was due mainly to the 10.8% decline in net sales and a less favorable product mix including lower software sales for which the gross margin is moderately higher as compared to device sales.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses decreased by 3.0%, to $8.7 million for the thirteen week period ended December 31, 2010 from $9.0 million for the thirteen week period ended January 1, 2010. Wages, recruiting costs and travel expense increased approximately $0.9 million as a result of the continued investment in both direct marketing associates and in the field sales organization. In addition, we incurred incremental advertising expense of approximately $0.3 million in the thirteen weeks ended December 31, 2010 as compared to the thirteen weeks ended January 1, 2010. However, lower variable compensation expense totaling approximately $1.5 million more than offset the headcount expansion and advertising increases discussed above. Selling and marketing expenses totaled 34.3% and 31.5% of net sales for the thirteen week periods ended December 31, 2010 and January 1, 2010, respectively.

Research and Development.  Research and development expenses remained relatively constant at $2.4 million for the thirteen week period ended December 31, 2010 as compared to the thirteen week period ended January 1, 2010. This was due primarily to the continued investment in research and development resources being offset by lower variable compensation expense. The incremental increase in research and development resources for the thirteen weeks ended December 31, 2010 was approximately $0.4 million and was offset by lower variable compensation expense of $0.4 million. Research and development expenses totaled 9.2% and 8.2% of net sales for the thirteen week periods ended December 31, 2010 and January 1, 2010, respectively.

General and Administrative.  General and administrative expenses increased 27.6%, or $1.1 million, to $5.0 million for the thirteen week period ended December 31, 2010 from $3.9 million for the thirteen week period ended January 1, 2010. Approximately $1.3 million of the net increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $1.3 million includes $0.3 million of stock-based compensation. The remaining $1.0 million incremental increase included approximately $0.6 million of insurance, outside professional fees for such items as our outside independent accountants, attorneys, Sarbanes-Oxley compliance consultants and external tax consultants in addition to approximately $0.4 million of higher wage expense associated with the expansion of our finance, legal and human resource headcount. The increase in general and administrative expenses for the thirteen week period ended December 31, 2010, as compared to the thirteen week period ended January 1, 2010, also included higher costs of approximately $0.3 million for such items as staffing and professional fees and other ordinary expenses associated with the expansion of a business. Variable compensation expense for the thirteen week period ended December 31, 2010 was $0.5 million lower as compared to the thirteen week period ended January 1, 2010. General and administrative expenses as a percentage of net sales were 19.5% and 13.6% for the thirteen week periods ended December 31, 2010 and January 1, 2010, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.1 million for the thirteen week period ended December 31, 2010 compared to $0.4 million for the thirteen week period ended January 1, 2010. The $0.3 million net decrease was mainly the result of $0.3 million of amortization expense during the thirteen week period ended January 1, 2010 on the intangible assets acquired in the Blink-Twice Inc. acquisition compared to no amortization expense in the thirteen week period ended December 31, 2010 for these intangible assets as they had reached full amortization.

Income From Operations.  Income from operations was $1.7 million for the thirteen week period ended December 31, 2010 compared to income from operations of $5.8 million for the same thirteen week period of the prior year. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $1.3 million to $0.7 million for the thirteen week period ended December 31, 2010 from $1.9 million for the thirteen week period ended January 1, 2010 primarily as a result of  the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the thirteen week period ended December 31, 2010, there was a decrease of $0.1 million of expense to $0.0 million from $0.1 million for the thirteen week period ended January 1, 2010. The decrease is primarily attributable to a reduction in the notional amount from $28.5 million as of January 1, 2010 to $23.1 million as of December 31, 2010.

Adjusted EBITDA. Adjusted EBITDA decreased $3.8 million to $3.9 million for the thirteen week period ended December 31, 2010 compared to $7.7 million for the prior year thirteen week period ended January 1, 2010. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Twenty-six Week Period Ended December 31, 2010 Compared to the Twenty-six Week Period Ended January 1, 2010

Net Sales

Net sales decreased 10.9%, or $5.8 million, to $47.1 million for the twenty-six week period ended December 31, 2010 from $52.9 million for the twenty-six week period ended January 1, 2010. The decline in device sales was 6.7%, or $2.7 million. Software sales decreased 25.0%, or $3.0 million, in the twenty-six week period ended December 31, 2010 compared to the twenty-six week period ended January 1, 2010. We experienced a softening of demand for both our speech generating devices and software products during the twenty-six week period ended December 31, 2010 compared to the twenty-six week period ended January 1, 2010.  We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States during the twenty-six weeks ended December 31, 2010 as compared to the twenty-six week period ended January 1, 2010.  We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions during the first-half of our fiscal year 2011. The prior year twenty-six week period ended January 1, 2010 includes $0.8 million of software sales to one international customer which did not recur in the twenty-six week period ended December 31, 2010.

Gross Profit

Gross profit decreased 16.2%, or $6.4 million, to $33.3 million for the twenty-six week period ended December 31, 2010 from $39.7 million for the twenty-six week period ended January 1, 2010. Gross margin decreased 440 basis points to 70.7% for the twenty-six week period ended December 31, 2010 from 75.1% for the twenty-six week period ended January 1, 2010. The $6.4 million decrease in gross profit was due mainly to the 10.9% decline in net sales and a less favorable product mix including lower software sales for which the gross margin is moderately higher as compared to device sales.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses remained relatively constant at $17.5 million for the twenty-six week period ended December 31, 2010 as compared to the twenty-six week period ended January 1, 2010. This was due primarily to the net effect of approximately $1.4 million of higher wages, recruiting costs and travel expense as a result of the continued investment in both direct marketing associates and in the field sales organization and an additional $1.2 million of advertising which were offset almost entirely by $2.7 million of lower variable compensation. Selling and marketing expenses totaled 37.1% and 33.2% of net sales for the twenty-six week periods ended December 31, 2010 and January 1, 2010, respectively.

Research and Development.  Research and development expenses increased 6.8%, or $0.3 million for the twenty-six week period ended December 31, 2010 as compared to the twenty-six week period ended January 1, 2010. This was due primarily to continued investment in research and development resources being offset by lower variable compensation expense. The incremental increase in research and development resources for the twenty-six weeks ended December 31, 2010 was approximately $1.1 million and was offset by lower variable compensation expense of $0.9 million. Research and development expenses totaled 10.4% and 8.7% of net sales for the twenty-six week periods ended December 31, 2010 and January 1, 2010, respectively.

General and Administrative.  General and administrative expenses increased 43.9%, or $3.0 million, to $9.8 million for the twenty-six week period ended December 31, 2010 from $6.8 million for the twenty-six week period ended January 1, 2010. Approximately $2.5 million of the net increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $2.5 million includes $0.7 million of stock-based compensation. The remaining $1.8 million incremental increase included approximately $1.2 million of insurance, outside professional fees for such items as our outside independent accountants, attorneys, Sarbanes-Oxley compliance consultants and external tax consultants in addition to approximately $0.6 million of higher wage expense associated with the expansion of our finance, legal and human resource headcount. The increase in general and administrative expenses for the twenty-six week period ended December 31, 2010, as compared to the twenty-six week period ended January 1, 2010, also included higher costs of approximately $1.3 million for such items as staffing and professional fees and other ordinary expenses associated with the expansion of a business. Variable compensation expense for the twenty-six week period ended December 31, 2010 was $0.9 million lower as compared to the twenty-six week period ended January 1, 2010. General and administrative expenses as a percentage of net sales were 20.7% and 12.8% for the twenty-six week periods ended December 31, 2010 and January 1, 2010, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.2 million for the twenty-six week period ended December 31, 2010 compared to $0.8 million for the twenty-six week period ended January 1, 2010. The $0.6 million net decrease was mainly the result of $0.6 million of amortization expense during the twenty-six week period ended January 1, 2010 on the intangible assets acquired in the Blink-Twice Inc. acquisition compared to no amortization expense in the twenty-six week period ended December 31, 2010 for these intangible assets as they had reached full amortization.

Income From Operations.  Income from operations was $0.9 million for the twenty-six week period ended December 31, 2010 compared to income from operations of $10.0 million for the same twenty-six week period of the prior year. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $2.6 million to $1.3 million for the twenty-six week period ended December 31, 2010 from $3.9 million for the twenty-six week period ended January 1, 2010 primarily as a result of  the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the twenty-six week period ended December 31, 2010, there was a decrease of $0.3 million of expense to $0.1 million from $0.4 million for the twenty-six week period ended January 1, 2010. The decrease is primarily attributable to a reduction in the notional amount from $28.5 million as of January 1, 2010 to $23.1 million as of December 31, 2010.

Adjusted EBITDA. Adjusted EBITDA decreased $8.5 million to $4.7 million for the twenty-six week period ended December 31, 2010 compared to $13.2 million for the prior year twenty-six week period ended January 1, 2010. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	Successor
	As of
	December 31, 2010	July 2, 2010
	(Amounts in thousands)
Cash and cash equivalents	$12,576	$20,777
Revolving loan availability	$12,925	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement. On April 27, 2010 a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes. This reduces originally scheduled interest expense by approximately $24.4 million over the next five years. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. We distributed the $10.0 million to the DynaVox Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Our revolving loan availability was $12.9 million as of December 31, 2010. Any borrowings under the revolving loan facility is either at the London Inter Bank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

As part of the IPO and related transactions we entered into a tax receivable agreement with our then-existing owners that provides for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

We believe that our cash position, net cash provided by operating activities and availability under our senior secured credit facility will be adequate to finance working capital needs, planned capital expenditures, debt repayments and tax distributions to members, including any payments made under the Tax Receivable Agreement, for at least the next twelve months.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities are shown in the following table:

	Successor	Predecessor
	Twenty-six weeks ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Cash flow summary
(Used in) provided by operating activities	$(1,568)	$7,437
Used in investing activities	(2,325)	(3,338)
Used in financing activities	(4,348)	(4,119)
Effect of currency exchange rate changes on cash	40	33
(Decrease) increase in cash	$(8,201)	$13

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

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the twenty-six week periods ended December 31, 2010 and January 1, 2010:

	Successor	Predecessor
	Twenty-six weeks ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Operating activities
Net (loss) income	$(725)	$5,384
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,444	2,780
Equity-based compensation expense	1,059	334
Change in fair value of interest rate swaps	(295)	(98)
Change in fair value of acquisition contingencies	(183)	—
Deferred taxes	(170)	—
Loss on disposal of assets	1	—
	2,131	8,400
Changes in operating assets and liabilities	(3,699)	(963)
Net cash (used in) provided by operating activities	$(1,568)	$7,437

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Successor	Predecessor
	Twenty-six weeks ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$2,364	$1,707
Inventories	(142)	(1,004)
Trade accounts payable	(674)	2
Accrued expenses and other current liabilities	(4,900)	(205)
Other	(347)	(1,463)
Changes in operating assets and liabilities	$(3,699)	$(963)

Our net cash used in operating activities was $1.6 million for the twenty-six week period ended December 31, 2010, compared to cash provided by operating activities of $7.4 million for the twenty-six week period ended January 1, 2010. The $9.0 million change in net operating cash was primarily a result of a $6.1 million decrease in net income and a $2.7 million increase in change in operating assets and liabilities which were offset to some degree by an increase in non-cash charges totaling $0.4 million. The $2.7 million increase in change in operating assets and liabilities was comprised mainly of a larger decrease in accrued compensation of approximately $4.7 million reflecting higher amounts paid out related to our annual bonus award and profit sharing funding and less accrued compensation in the twenty-six weeks ended December 31, 2010 compared to the twenty-six week period ended January 1, 2010. The incremental payout amounts totaled $1.7 million and were a result of our improved performance in fiscal year 2010 compared to fiscal year 2009. The lower accrued compensation was primarily a result of us not achieving certain bonus and profit sharing metrics in the twenty-six weeks ended December 31, 2010 whereas we did in the twenty-six weeks ended January 1, 2010. In addition, the increase in change in operating assets and liabilities was impacted by a larger decrease in trade receivables of $0.7 million and a lower reduction in inventories of $0.9 million during the twenty-six week period ended December 31, 2010 compared to the twenty-six week period ended January 1, 2010.

Investing Activities

Investing activities for the twenty-six week periods ended December 31, 2010 and January 1, 2010 consisted of capital expenditures and an acquisition of a business.

	Successor	Predecessor
	Twenty-six weeks ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Investing activities
Capital expenditures	$(2,325)	$(2,405)
Acquisition of business	—	(933)
Cash used in investing activities	$(2,325)	$(3,338)

Net cash used in investing activities consists primarily of capital expenditures for each twenty-six week period presented and one strategic acquisition in the twenty-six weeks ended January 1, 2010. We disbursed $0.9 million of cash (net of cash acquired) for the Blink-Twice acquisition during the twenty-six weeks ended January 1, 2010. Capital expenditures decreased $0.1 million for the twenty-six weeks ended December 31, 2010 compared to the twenty-six weeks ended January 1, 2010.

Management anticipates that capital expenditures during fiscal year 2011 will approximate our recent historical capital expenditures.

Financing Activities

Financing activities for the twenty-six week periods ended December 31, 2010 and January 1, 2010 consisted primarily of equity distributions and repayments of our outstanding indebtedness.

	Successor	Predecessor
	Twenty-six weeks ended
	December 31, 2010	January 1, 2010
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$(2,020)	$(4,355)
Payment on acquisition contingencies	(570)	—
Deferred issuance costs	(149)	—
Equity distributions	(1,609)	(87)
Issuance of common units	—	200
Redemption of management and common units	—	(202)
Payments received on non-controlling interest shareholder notes	—	325
Net cash used in financing activities	$(4,348)	$(4,119)

Net cash of $4.3 million was required for financing activities during the twenty-six week period ended December 31, 2010 compared to $4.1 million required in the twenty-six week period ended January 1, 2010.  The $0.2 million increase in cash used in financing activities was mainly a net result of $2.3 million less in debt repayments during the twenty-six weeks ended December 31, 2010 compared to the twenty-six week period ended January 1, 2010 offset to some degree by a $1.5 million increase in equity distributions in the current fiscal year first-half compared to the same time period of the prior fiscal year. Debt repayments during the twenty-six week period ended January 1, 2010 included a $3.3 million excess cash flow payment whereas there was no excess cash flow payment in the twenty-six week period ending December 31, 2010. The debt repayments of $2.0 million for the twenty-six weeks ended December 31, 2010 included $1.1 million for a note payable related to an acquisition in 2004 and $0.9 million repayment on our 2008 Credit Facility. Financing activity disbursements included $0.6 million in the twenty-six week period ended December 31, 2010 for royalty, consulting and working capital adjustment payments related to the January 2010 acquisition of Eye Response Technologies, Inc.

Financing Agreements

As of December 31, 2010 we were in compliance in all material respects with all covenants, as amended, contained in our financing agreements. We are required to make debt payments during the 12 months starting January 1, 2011 of approximately $4.5 million.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of December 31, 2010, $46.1 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

On December 21, 2010, we entered into a third amendment to our credit facility which became effective immediately. As part of the amendment, the agent and the lenders under our credit facility consented to the modification of the calculation of the Fixed Charge Coverage Ratio (which is calculated by dividing the sum of cash interest expense (net of interest income), cash taxes paid, scheduled principal payments on all debt, restricted cash distributions and management fees paid to Vestar and other certain pre-IPO owners by operating cash flow) for the 12-month period ending December 31, 2010 to exclude from the definition of restricted cash distributions a $10.0 million distribution made by the Company in March 2010. In addition, the third amendment modifies the calculation of the ratios of net senior debt to Adjusted EBITDA and net total debt to Adjusted EBITDA by limiting the ability of the

Company to net cash and cash equivalents from total debt and senior debt to only any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million, whereupon the amount of cash and cash equivalents that may be so netted is limited to $5.0 million. The credit facility was further amended by requiring the Company to provide the agent and lenders monthly financial statements within 30 days of the end of each month commencing with the month ending November 30, 2010.

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

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increases to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2011 is $6.3 million which includes a $0.3 million carryover from the prior fiscal year.

As of December 31, 2010, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.89 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.89 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 2.43 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents for any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million. As of December 31, 2010, net senior debt and net total debt were both $46.1 million and Adjusted EBITDA for the twelve-month period then ended was $24.4 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), cash taxes paid, scheduled principal payments on all debt, restricted cash distributions and management fees paid to Vestar and other certain pre-IPO owners (which items totaled $8.3 million for the twelve months ended December 31, 2010) by operating cash flow. Restricted cash distributions for the twelve months ended December 31, 2010 excludes the $10.0 million we borrowed on March 31, 2010 under the revolving loans provision of the 2008 Credit Facility, as amended, and which was subsequently distributed to the DynaVox Holdings owners. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended December 31, 2010 was $20.1 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first twenty-six weeks of fiscal year 2011 were $1.9 million.

Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of the covenants described above would result in an event of default under the credit facility.

The credit facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens on assets, incur certain contingent obligations, engage in mergers or consolidations, change the nature of our business, dispose of assets, make certain investments, engage in transactions with affiliates, enter into negative pledges, pay dividends or make other restricted payments, modify certain payments or modify certain debt documents, and modify our constituent documents if the modification materially adversely affect the interests of the lenders.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies consist of revenue recognition, trade receivables and related allowances, inventory valuation, goodwill and intangible assets, derivative financial instruments and equity-based compensation, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, filed with the SEC on September 30, 2010.

Off- Balance Sheet Arrangements

We are not a party to any off- balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 5% and 9% of our net sales for the twenty-six weeks ended December 31, 2010 and for our fiscal year 2010, respectively, was derived from currencies other than the U.S. dollar, mainly the Canadian Dollar, British Pound and the Euro. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Canadian Dollar, British Pound and Euro for the thirteen and twenty-six weeks ended December 31, 2010, would have resulted in a $0.01 million and $0.02 million, respectively, change in the net sales recorded on our statement of income.

Interest Rate Risk

We are exposed to interest rate risk in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. As of December 31, 2010, there was $46.1 million outstanding under the senior secured credit facility.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2010, the interest rate on our variable-rate borrowings was 4.26%. Based upon the outstanding borrowings and interest rate as of December 31, 2010, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purported Shareholder Class Action Lawsuit filed October 14, 2010

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleges that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential. Under a stipulation entered into by the parties, the lead plaintiff has until February 18, 2011 to file an amended complaint and the Company will file a motion to dismiss the amended complaint on or before April 19, 2011.

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

10.1	*	Third Amendment, dated December 21, 2010, to the Third Amended and Restated Credit Agreement.

31.1	*	Certification required by Rule 13a-14(a).

31.2	*	Certification required by Rule 13a-14(a).

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: February 9, 2011	By	/s/ Edward L. Donnelly
Edward L. Donnelly
Chief Executive Officer

Date: February 9, 2011	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer