Form 10-Q
period 2011-04-01
DynaVox Inc.
filed 2011-05-11
CIK 1479426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 9,383,335 as of May 2, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of May 2, 2011 was 53 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended April 1, 2011

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

•                  The current adverse economic environment, including the associated impact on government budgets, could continue to adversely affect our business.

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

•                  Our business could be adversely affected by disruption to our suppliers operations due to the recent natural disaster in Japan.

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

PART I—FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	Successor	Successor
	April 1, 2011	July 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,246	$20,777
Trade receivables—net of allowance for doubtful accounts of $2,087 and $1,393 as of April 1, 2011 and July 2, 2010, respectively	17,384	17,741
Other receivables	323	503
Inventories	5,885	6,808
Prepaid expenses and other current assets	1,082	1,210
Deferred taxes	728	728
Total current assets	37,648	47,767
PROPERTY AND EQUIPMENT—Net	6,763	7,065
GOODWILL	60,846	60,846
INTANGIBLES—Net	29,825	31,331
DEFERRED TAXES	41,525	41,474
OTHER ASSETS	2,414	2,683
TOTAL ASSETS	$179,021	$191,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,875	$3,961
Trade accounts payable	5,664	5,541
Related-party payable	—	181
Deferred revenue	1,281	1,216
Payable to related parties pursuant to tax receivable agreement	500	—
Other liabilities	7,550	13,165
Total current liabilities	16,870	24,064
LONG-TERM DEBT	40,300	44,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	40,426	40,870
OTHER LONG-TERM LIABILITIES	2,408	4,168
Total liabilities	100,004	113,302

STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 9,383,335 shares issued and outstanding at April 1, 2011 and July 2, 2010	94	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at April 1, 2011 and July 2, 2010	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at April 1, 2011 and July 2, 2010	—	—
Additional paid-in capital	23,299	24,205
Retained earnings	2,605	2,306
Accumulated other comprehensive loss	(19)	(46)
Total stockholders’ equity attributable to DynaVox Inc.	25,979	26,559
Non-controlling interest	53,125	51,392
Non-controlling interest shareholder notes	(87)	(87)
Total equity	79,017	77,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,021	$191,166

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

NET SALES	$28,668	$28,382	$75,763	$81,245
COST OF SALES	8,726	6,881	22,547	20,030
GROSS PROFIT	19,942	21,501	53,216	61,215
OPERATING EXPENSES:
Selling and marketing	8,296	8,955	25,780	26,490
Research and development	2,344	2,641	7,236	7,223
General and administrative	4,350	4,527	14,114	11,311
Amortization of certain intangibles	112	121	334	962
Impairment loss	1,018	—	1,018	—
Total operating expenses	16,120	16,244	48,482	45,986
INCOME FROM OPERATIONS	3,822	5,257	4,734	15,229
OTHER INCOME (EXPENSE):
Interest income	17	7	30	38
Interest expense	(668)	(1,908)	(2,014)	(5,838)
Change in fair value and net loss on interest rate swap agreements	(5)	(216)	(81)	(665)
Other income (expense) —net	(34)	(10)	(269)	(84)
Total other expense-net	(690)	(2,127)	(2,334)	(6,549)
INCOME BEFORE INCOME TAXES	3,132	3,130	2,400	8,680
INCOME TAX EXPENSE	341	248	334	414
NET INCOME ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$2,791	$2,882	$2,066	$8,266
Less: net income attributable to the non-controlling interests	(2,140)		(1,767)
NET INCOME ATTRIBUTABLE TO DYNAVOX INC.	$651		$299
Weighted-average shares of Class A common stock outstanding:
Basic	9,375,000		9,375,000
Diluted	9,375,000		9,375,000
Net income available to Class A common stock per share:
Basic	$0.07		$0.03
Diluted	$0.07		$0.03

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except unit and share amounts)

	Common Units		Common A shares		Common B shares		Treasury						Accumulated			Non- Controlling	Total Members’
	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount	Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Comprehensive Income	Non- Controlling Interest	Interest Shareholder Notes	and Stockholders’ Equity
PREDECESSOR
BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$—	$—	$—	$24,813
Issuance of common units	44,045	1,122	—	—	—	—	15,650	38	—	—	—	—	—	—	—	—	1,160
Forfeiture, redemption, and cancellation of management equity units	(5,000)	(50)	—	—	—	—	(7,508)	(152)	—	—	—	—	—	—	—	—	(202)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	573	—	—	—	—	—	—	573
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	(245)	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	399	—	—	—	—	—	—	—	399
Equity distributions	—	—	—	—	—	—	—	—	—	(1,193)	—	—	—	—	—	—	(1,193)
Dividend	—	—	—	—	—	—	—	—	—	—	—	(10.000)	—	—	—	—	(10,000)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,266	—	8,266	—	—	8,266
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	242	242	—	—	242
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	40	40	—	—	40
BALANCE—April 2, 2010	4,907,569	$42,416	—	$—	—	$—	(2,188,819)	$(35,164)	$(271)	$12,628	$—	$4,415	$(171)	$8,548	$—	$—	$23,853
SUCCESSOR
BALANCE—July 2, 2010	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,584	—	—	—	—	—	1,584
Equity distributions	—	—	—	—	—	—	—	—	—	—	(2,574)	—	—	—	—	—	(2,574)
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	—	—	—	—	—	—	20	—	—	—	—	—	20
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	—	64	—	—	—	(92)	—	(28)
Net income	—	—	—	—	—	—	—	—	—	—	—	299	—	299	1,767		2,066
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	27	27	58	—	85
BALANCE—April 1, 2011	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$23,299	$2,605	$(19)	$326	$53,125	$(87)	$79,017

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Thirty-nine Weeks Ended
	April 1, 2011	April 2, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the controlling and non-controlling interests	$2,066	$8,266
Depreciation	2,543	2,147
Amortization of certain intangibles	694	1,192
Amortization of deferred financing costs	488	611
Equity-based compensation expense	1,584	573
Change in fair value of interest rate swaps	(461)	(109)
Change in fair value of acquisition contingencies	(157)	—
Deferred taxes	25	—
Impairment loss	1,018	—
Changes in operating assets and liabilities:
Trade and other receivables	538	314
Inventories	923	(1,710)
Related-party receivable	—	(428)
Other assets	57	(301)
Deferred revenue	(146)	38
Trade accounts payable	423	(326)
Accrued compensation	(5,273)	2,223
Accrued interest	(36)	(70)
Related-party payable	(181)	(469)
Disbursements on derivative instruments	(542)	—
Other—net	89	(215)
Net cash provided by operating activities	3,652	11,736
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,828)	(3,304)
Acquisition of businesses, net of cash acquired	—	(4,621)
Cash used in investing activities	(2,828)	(7,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	(5,986)	(4,651)
Borrowings under debt agreements	—	10,000
Payment on acquisition contingencies	(703)	—
Payment on noncompete liability	—	(258)
Equity distributions	(2,574)	(1,193)
Payment of costs associated with initial public offering	—	(986)
Deferred issuance costs	(149)	—
Issuances of common units	—	200
Dividend distributions	—	(10,000)
Redemptions of management and common units	(28)	(202)
Payments received on non-controlling interest shareholder notes	—	399
Net cash used in financing activities	(9,440)	(6,691)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	85	40
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,531)	(2,840)
CASH AND CASH EQUIVALENTS:
Beginning of period	20,777	12,631
End of period	$12,246	$9,791
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,517	$5,161
Net income taxes paid	$704	$264

The Company had non-cash investing activities of $47 and $60 for accrued capital costs during the thirty-nine weeks ended April 1, 2011 and April 2, 2010, respectively.

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

After the effective date of the registration statement, but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units called “Holdings Units”. In addition, each Holdings Units unit holder received one share of the Corporation’s Class B common stock.  These transactions are collectively referred to as the “Recapitalization Transactions.”  We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement, as amended) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Notwithstanding the foregoing, for so long as Holdings Unit holders other than the Corporation hold in excess of 25% of the outstanding Holdings Units (including Holdings Units held by the Corporation), Holdings Unit holders shall only be entitled to effect exchanges on the second Friday or last day of each fiscal month of the Corporation occurring following May 2, 2011, the date of the initial filing of the registration statement filed by the Corporation with the SEC to cover issuances of shares of Class A common stock upon exchange; provided that Holdings Unit holders may effect exchanges on a day that is not the second Friday or last day of a fiscal month of the Corporation during the one week period immediately following the effective date of such registration statement.

The Corporation, as a result of the IPO and the related Recapitalization Transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. Commencing on April 28, 2010, the Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.  The table below sets forth the non-controlling interest ownership as of July 2, 2010 and April 1, 2011 and reflects the repurchase and cancellation of 35,455 unvested Holdings Units during the thirteen weeks ended April 1, 2011.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total *
July 2, 2010	20,451,648	9,383,335	29,834,983
April 1, 2011	20,416,193	9,383,335	29,799,528

Ownership percentage:
July 2, 2010	68.6%	31.4%
April 1, 2011	68.5%	31.5%

*                                         Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010, except for the impairment loss which is disclosed in Note 5.

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

As of the acquisition date, the Company recorded the fair value of contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years of $3,728.  As of April 1, 2011, the liability was $2,781, which reflects cumulative payments of $783 and a fair value adjustment recorded to other expense of $23 and other income of $164 during the thirteen and thirty-nine weeks ended April 1, 2011 (Successor), respectively.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to a consulting agreement due to the previous owner related to future service over three years of $430.  As of April 1, 2011, the liability was $269, which reflects cumulative payments totaling $175 and cumulative fair value adjustments of $14 of which $3 and $7 was recorded to interest expense during the thirteen and thirty-nine weeks ended April 1, 2011 (Successor), respectively.

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

Blink-Twice Inc.-On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), in exchange for $1,000 in cash, issuance of 19,062 Class A units valued at $712, and other contingent consideration, as discussed below. Blink-Twice’s results of operations have been included in the Company’s condensed consolidated statements of operations beginning July 6, 2009.

As of the acquisition date, the Company recorded the fair value of contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired Backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the condensed consolidated balance sheets as the previous owner is a former employee and current stockholder of the Company. As of April 1, 2011, the related-party payable was $-0-, which reflects cumulative payments totaling $600 and cumulative fair value adjustment of $74 that were recorded to other income during fiscal year 2010.

The Company recorded the fair value of working capital adjustments owed to the previous owner. The acquisition date fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability. As of April 1, 2011, the related-party payable was $-0-, which reflects cumulative payments totaling $154 and cumulative fair value adjustment of $29 that was recorded to other expense during fiscal year 2010.

Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the condensed consolidated statements of operations. For the thirteen week period ended April 1, 2011 (Successor) and April 2, 2010 (Predecessor), such costs totaled $-0- and $49, respectively.  For the thirty-nine week period ended April 1, 2011 (Successor) and April 2, 2010 (Predecessor), such costs totaled $-0- and $345, respectively.

4. BALANCE SHEET ITEMS

Inventories as of April 1, 2011 and July 2, 2010 consist of the following:

	Successor	Successor
	April 1, 2011	July 2, 2010

Raw materials	$3,629	$4,443
Work in progress	16	79
Finished goods	2,239	2,286
Inventories	$5,885	$6,808

The components of property and equipment as of April 1, 2011 and July 2, 2010 are as follows:

	Successor	Successor
	April 1, 2011	July 2, 2010

Molds, machinery and equipment	$9,069	$6,278
Computer equipment and purchased software	4,618	4,436
Furniture, fixtures and office equipment	1,294	1,224
Leasehold improvements	645	599
Less impairment loss (Note 5)	(206)	—
Total property and equipment — gross	$15,420	$12,537
Less accumulated depreciation	(9,817)	(7,274)
Construction in process	1,160	1,802
Property and equipment — net	$6,763	$7,065

Accumulated other comprehensive loss as of April 1, 2011 and July 2, 2010 are as follows:

	Successor	Successor
	April 1, 2011	July 2, 2010

Attributable to DynaVox Inc.
Foreign currency translation loss	$(19)	$(46)
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(19)	$(46)
Attributable to non-controlling interest
Foreign currency translation loss	$(43)	$(101)
Accumulated other comprehensive loss attributable to non-controlling interest	$(43)	$(101)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

5. GOODWILL AND INTANGIBLE ASSETS

As of April 1, 2011 and July 2, 2010, the carrying amount of the Company’s goodwill is $60,846.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	Successor				Successor
	April 1, 2011				July 2, 2010
	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$70	$1,747	$1,436	$3,253	$1,403	$1,850
Patent technology	4,330		541	3,789	4,330	216	4,114
Trade name	100	42	58	—	100	33	67
Symbols and trademarks (indefinite live)	25,300	700	—	24,600	25,300	—	25,300
	$32,983	$812	$2,346	$29,825	$32,983	$1,652	$31,331

Long-lived assets, which include fixed assets and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. Goodwill and intangibles with indefinite-lives are reviewed at least annually, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The Company routinely monitors device unit sales for its various product lines to assist management in determining when their respective long-lived assets and indefinite-lived intangible assets should be evaluated for impairment.  During the third quarter of fiscal year 2011, the continuing unfavorable general economic conditions and trends in governmental spending throughout the Company’s various markets, coupled with the recent Maestro™ product launch having an adverse impact on its Tango! sales and a change in marketing strategy for Tango!,  resulted in a downward revision to the Company’s forecasted sales of two of the Company’s product lines, EyeMax and Tango!.  As a result, the Company determined that impairment indicators existed as of April 1, 2011. The Company conducted interim impairment testing of the long-lived assets and indefinite-lived intangible assets, related to these product lines, as of this date and determined that some impairment had occurred.

The test for recoverability of a definite long-lived asset group to be held, and used, is performed by comparing the carrying amount of the long-lived assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets.  In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets.  These assumptions include, among other estimates, the projection of sales and cost of sales and the period of future operation.  Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. The Company performed a test for each asset grouping and determined that the book value of the finite-lived intangibles, mainly patents, related to the EyeMax product line was fully recoverable and no impairment charge was necessary. It was determined the long-lived assets of the Tango! product line, comprised of fixed assets and finite-lived intangibles, was not fully recoverable and an impairment loss of $206 and $112, respectively, was recorded.  The impairment loss recorded was equal to the excess of the carrying value of the long-lived assets over their fair value.  The fair value was established by discounting the expected future cash flows to present value using factors that consider the timing and risk of the future cash flows.

As a result of the impairment indicators within the Tango! product line, the Company performed an interim impairment test on the product lines indefinite-lived intangible, proprietary symbol sets, by comparing the fair value of the asset to its carrying value.  The fair value was estimated by using a relief from royalty method (a discounted cash flow methodology) at the time of acquisition and at the April 1, 2011 interim testing date.  Based upon the test, it was determined that the book value of the indefinite-lived intangible was not fully recoverable and an impairment loss of $700 was recorded equal to the excess of the carrying value over the fair value.

In total, the Company recorded an asset impairment loss of $1,018 for the thirteen week period ended April 1, 2011, related entirely to the Tango! product. The loss was separately recorded on the Company’s statement of operations. No impairment loss was incurred during the thirteen week period ended April 2, 2010.

The Company performs at least one annual test for impairment of goodwill and intangibles with indefinite lives.  The Company uses the end of its fiscal year for the annual test and has one reporting unit.  In accordance with its policy, the Company conducted its annual impairment test as of July 2, 2010 and concluded that the fair value of its goodwill and intangibles with indefinite lives, substantially exceeded their carrying value, and no impairment charge was necessary.  During the first and second quarters of fiscal 2011 the Company determined there were indicators of potential impairment of goodwill due to the significant decline in the Company’s stock price during the period.  During the third quarter of fiscal 2011, based upon the impairment loss recorded during the period of certain definite and indefinite lived assets, as discussed above, the Company determined indicators of potential goodwill impairment existed as of April 1, 2011. As a result of these various indicators, the Company tested the carrying value of the reporting unit by utilizing a market approach to estimate fair value as of the end of each reporting period. The market approach is based on the Company’s market capitalization as of the end of each reporting period.  The Company concluded no goodwill impairment charge was necessary in any quarter as the fair value of the reporting unit exceeded the carrying value at the end of each reporting period.  No impairment indicators were identified for intangibles with indefinite lives, other than discussed above; therefore, no interim impairment testing was performed for the Company’s remaining indefinite-lived intangibles.

Amortization expense related to intangibles for the thirteen week periods ended April 1, 2011 and April 2, 2010 was $231 and $242, respectively. Amortization expense related to intangibles for the thirty-nine week periods ended April 1, 2011 and April 2, 2010 was $694 and $1,192, respectively. Estimated amortization expense for the remainder of fiscal year 2011 and each subsequent four fiscal years is as follows: 2011—$209; 2012—$831; 2013—$829; 2014—$807; and 2015—$600.

6. LONG-TERM DEBT

Long-term debt as of April 1, 2011 and July 2, 2010 consists of the following:

	Successor	Successor
	April 1, 2011	July 2, 2010
2008 Credit Facility	$42,175	$47,066
Note payable	—	1,095
Total debt	42,175	48,161
Less current installments	(1,875)	(3,961)
Long-term debt—less current installments	$40,300	$44,200

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

On March 4, 2010, the Company entered into a second amendment to the 2008 Credit Facility, which became effective on April 27, 2010. As part of the second amendment, the agent and the lenders under the 2008 Credit Facility consented to DynaVox Holdings, transfer of all of its obligations under the 2008 Credit Facility to a newly-formed wholly-owned subsidiary of DynaVox Holdings that became the immediate holding company parent of DynaVox Systems LLC upon the consummation of the IPO. The lenders waived the requirement of any prepayment of the credit facility with the proceeds of the IPO and consented to the repayment in full of the 2008 Subordinated Note and the indebtedness outstanding under certain other notes payable with the proceeds of the IPO.

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

On December 21, 2010, the Company entered into a third amendment to the 2008 Credit Facility in order to address a pre-IPO distribution of $10,000 for the 12-month period ended December 31, 2010.  The third amendment modifies the following:  (1) calculation of the Fixed Charge Coverage Ratio for the 12-month period ended December 31, 2010 to exclude from the definition of restricted cash distributions a $10,000 distribution made in March 2010; (2) calculation of the ratios of net senior debt to Adjusted EBITDA and net total debt to Adjusted EBITDA by limiting the Company to net cash and cash equivalents from total debt and senior debt to only any 12-month period in which Adjusted EBITDA for such period is greater than $30,000, whereupon the amount of cash and cash equivalents that may be netted is limited to $5,000; and (3) requires the Company to provide monthly financial statements to the lenders within 30 days of the end of each month.  The Company incurred an arrangement fee of approximately $149 which was capitalized to deferred financing costs as a component of Other Assets and will be amortized through the remaining term of the 2008 Credit Facility.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR) plus a credit spread (4.2% as of April 1, 2011 and July 2, 2010), or the Prime rate plus a credit spread (6.3% as of April 1, 2011 and July 2, 2010) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to Adjusted EBITDA (as defined) after December 31, 2008. As of April 1, 2011 and July 2, 2010, the Company’s credit spreads were as follows:

	Successor		Successor
	April 1, 2011		July 2, 2010
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At April 1, 2011 and July 2, 2010, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

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

On February 5, 2010, in conjunction with the 2008 Credit Facility amendment, the Company also amended certain aspects of the 2008 Subordinated Note. In addition to other items, this amendment increased the amount available for restricted distributions, as defined in the note purchase agreement relating to the 2008 Subordinated Notes, to $12,000 provided the Company was in compliance with certain financial and non-financial covenants and provided for a fee of $294 to be paid by the Company if the 2008 Subordinated Note was not paid in full by August 5, 2010. The $31,000 was paid off in full on April 27, 2010 with proceeds from the IPO, thus avoiding the $294 fee. The early repayment of the $31,000 resulted in a penalty equal to 5% of the principal balance plus related expenses, or $1,575, and write-off of deferred financing costs, for a total loss on extinguishment of debt of $2,441, which was recorded in the April 28, 2010 to July 2, 2010 Successor period of fiscal year 2010.

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid in full on April 27, 2010 with proceeds from the IPO. At April 1, 2011 and July 2, 2010, the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 as of both dates.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at April 1, 2011 and July 2, 2010. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company was not required to make an excess cash flow payment for the year ended July 2, 2010.  The Company voluntarily elected to prepay $3,000 of principal during the third quarter of fiscal 2011, which was applied in the direct order of maturity to future scheduled principal payments.

Note Payable

The $1,095 note payable as of July 2, 2010 is related to an acquisition in 2004 and had an interest rate of 7%, which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

7. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Income tax expense	$341	$248	$334	$414
Effective income tax rate	10.89%	7.92%	13.92%	4.77%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate.  The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.  The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax.  Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes.  During the thirty-nine weeks ended April 1, 2011, the Company recorded discrete items that resulted in income tax expense, including (i) permanent provision to return differences and (ii) interest associated with the reserve for uncertainties in income tax positions.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is summarized as follows:

Balance as of July 2, 2010	$67
Increases in prior period tax positions	13
Balance as of April 1, 2011	$80

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions.  U.S. federal and state tax returns associated with fiscal years 2007 — 2010 are currently open for examination.  Foreign tax returns associated with fiscal year 2006 — 2010 also remain open under the statute.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at April 1, 2011 and July 2, 2010:

	Successor
	As of April 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$252	$—	$—	$252

Total assets	$252	$—	$—	$252

Liabilities
Interest rate swaps	$—	$(170)	$—	$(170)

Total liabilities	$—	$(170)	$—	$(170)

	Successor
	As of July 2, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Interest rate swaps	$—	$(631)	$—	$(631)

Total liabilities	$—	$(631)	$—	$(631)

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At April 1, 2011 and July 2, 2010, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was principally comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swaps for all periods presented to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the thirty-nine week periods ended April 1, 2011 (Successor) and April 2, 2010 (Predecessor).

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

The Company has entered into interest rate swaps that matured, or will mature, at various dates in calendar years 2010 and 2011. These swaps serve to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of April 1, 2011 and July 2, 2010, the outstanding notional amount was $22,600 and $27,000, respectively.

Information related to the fair value of derivative instruments and their location in the unaudited condensed consolidated balance sheet is presented below:

		Successor	Successor
Derivatives Not Designated	Balance Sheet	Fair Value as of	Fair Value as of
as Hedging Instruments	Location	April 1, 2011	July 2, 2010

Interest rate swaps	Other current liabilities	$170	$631

Total		$170	$631

Information related to the amounts recognized for derivatives and their location in the unaudited condensed consolidated statements of operations for the thirteen week periods ended April 1, 2011 (Successor) and April 2, 2010 (Predecessor) are presented below:

		Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Thirteen weeks ended		Thirteen weeks ended		Thirteen weeks ended
Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(64)	$(5)	$(152)	$(5)	$(216)

(1)          Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

Information related to the amounts recognized for derivatives and their location in the unaudited consolidated statements of operations for the thirty-nine week periods ended April 1, 2011 (Successor) and April 2, 2010 (Predecessor) are presented below:

		Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Thirty-nine weeks ended		Thirty-nine weeks ended		Thirty-nine weeks ended
Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(243)	$(81)	$(422)	$(81)	$(665)

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

The Company recorded equity-based compensation expense with respect to (a) grants of legacy interest in DynaVox Holdings, (b) options to purchase shares of the Company’s Class A common stock (“Successor Options”) and (c) restricted stock awards (“Successor RSA’s”) as follows:

	Thirteen Weeks Ended
	April 1, 2011					April 2, 2010
	Successor					Predecessor
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$7	$3	$7	$17	$—	$85	$17	$137	$239
Successor Options	4	40	63	385	492	—	—	—	—	—
Successor RSA’s	—	—	—	16	16	—	—	—	—	—
Total	$4	$47	$66	$408	$525	$—	$85	$17	$137	$239

	Thirty-nine Weeks Ended
	April 1, 2011					April 2, 2010
	Successor					Predecessor
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$26	$10	$23	$59	$—	$237	$61	$275	$573
Successor Options	12	114	194	1,150	1,470	—	—	—	—	—
Successor RSA’s	—	—	—	55	55	—	—	—	—	—
Total	$12	$140	$204	$1,228	$1,584	$—	$237	$61	$275	$573

A summary of the Company’s Successor stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirty-nine weeks ended April 1, 2011 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365
Granted	42,500	4.10-9.45	6.50
Exercised	—	—
Cancelled	(29,000)	9.45-15.00
Outstanding—April 1, 2011	1,384,000	$4.10-$15.00	$14.75	9.1	$25
Exercisable at April 1, 2011	—	—	—	—	—

The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended April 1, 2011 was $3.84 per share.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Thirty-nine Weeks Ended
April 1, 2011
Black-Scholes Option Valuation Assumptions:
Dividend yield(1)	0%
Expected volatility(2)	47.4-84.0%
Risk-free interest rates(3)	2.0-3.0%
Expected term of options(4)	6.4

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

As of April 1, 2011, there was $7,674 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the Company’s Successor restricted stock award activity under the 2010 Plan for the thirty-nine weeks ended April 1, 2011 is as follows:

	Restricted Shares of Class A Common Stock	Weighted - Average Grant Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Outstanding—July 2, 2010	8,335	$15.00	1.8	$127
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding—April 1, 2011	8,335	$15.00	1.0	$46

As of April 1, 2011, there was $65 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the changes in non-vested Holdings Units outstanding during the thirty-nine weeks ended April 1, 2011 is detailed in the following table below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holdings Units:
Nonvested units as of July 2, 2010	165,573	$2.97
Granted	—	—
Vested	(33,948)	3.57
Forfeited	(35,455)	2.25
Redeemed	—	—
Nonvested units as of April 1, 2011	96,170	$3.02	$7

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule.  As of April 1, 2011, there was $143 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 2.8 years.

11. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Successor
	Thirteen Weeks Ended April 1, 2011	Thirty-nine Weeks Ended April 1, 2011
Numerator:
Numerator for basic and diluted net income per Class A common share- net income attributable to DynaVox Inc.	$651	$299
Denominator:
Denominator for basic net income per Class A common share- weighted-average shares	9,375,000	9,375,000
Effect of dilutive securities:
Option equivalents	—	—
Denominator for diluted net income per common share- adjusted weighted-average shares	9,375,000	9,375,000
Basic net income attributable to DynaVox Inc. per Class A common share	$0.07	$0.03
Diluted net income attributable to DynaVox Inc. per Class A common share	$0.07	$0.03

Weighted-average shares of stock options and restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,383,894 and 8,335, respectively, for the thirteen week period presented and 1,387,429 and 8,335, respectively, for the thirty-nine week period presented.  Earnings per share information is not applicable for reporting periods prior to the Successor period beginning April 28, 2010. The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

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

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit sought unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleged that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential. On February 18, 2011, the plaintiffs voluntarily dismissed without prejudice the purported class action lawsuit as noted in the Form 8-K filed on February 23, 2011.  The Notice of Voluntary Dismissal states that the lead plaintiff has determined not to proceed with this action and had not received any compensation or payments of any kind from the defendants.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements included elsewhere herein and our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended Juy 2, 2010. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010,as they may be updated by Quarterly Reports on Form 10-Q subsequently filed with the SEC, including by Item 1A. Risk Factors of this Report, and could cause our actual results to differ materially from any future performance suggested below.

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

Sales of our speech generating technologies is our largest source of revenue. In fiscal years 2010, 2009 and 2008, sales of speech generating technologies produced approximately 79%, 82% and 79%, respectively, of our net sales. Our revenue from sales of speech generating technologies grew to $90.0 million in fiscal year 2010 from $64.6 million in fiscal year 2008. We believe a primary driver of our sales of speech generating technologies has been, and will continue to be, the scale and effectiveness of our sales and marketing infrastructure and other awareness-building activities. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology also significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

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

As we previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during the first quarter of our fiscal year 2011. This softening of demand relative to our prior year continued during the second quarter of fiscal year 2011 as net sales for the twenty-six weeks ended December 31, 2010 declined 10.9% compared to the same period of the prior fiscal year. Net sales for our fiscal year 2011 third quarter, which ended April 1, 2011, increased 1.0% compared to the third quarter of fiscal year 2010. We continue to believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, is adversely affecting our product sales in the United States.  In addition, we believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, have had a similar effect on our product sales in those regions.  The adverse impact of these factors on our net sales generation has been more significant than initially anticipated. Although there were some encouraging signs in the later part of the second quarter and during the third quarter of fiscal year 2011, we have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when such improvement might occur. Although we are not yet seeing evidence of a material improvement in the government funding environment, we are continuing to invest in our business and have launched new products into our target markets which we continue to believe are underpenetrated.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement, as amended) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of April 1, 2011 there were 20,416,193 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,416,193 shares of Class A common stock.

Notwithstanding the foregoing, for so long as Holdings Unit holders other than DynaVox Inc. hold in excess of 25% of the outstanding Holdings Units (including Holdings Units held by DynaVox Inc.), Holdings Unit holders shall only be entitled to effect exchanges on the second Friday or last day of each fiscal month of DynaVox Inc. occurring following May 2, 2011, the date of the initial filing of the registration statement filed by DynaVox Inc. with the SEC to cover issuances of shares of Class A common stock upon exchange; provided that Holdings Unit holders may effect exchanges on a day that is not the second Friday or last day of a fiscal month of DynaVox Inc. during the one week period immediately following the effective date of such registration statement.

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

In connection with the IPO, we entered into a tax receivable agreement with our then-existing owners that provides for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

Predecessor and Successor Periods

DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of, and has a controlling interest in, DynaVox Systems Holdings LLC and its subsidiaries (“DynaVox Holdings” or “Predecessor”). References to “Successor” refer to DynaVox Inc. and its consolidated subsidiaries.

The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes. We also present a separate explanatory discussion on the Predecessor operating performance for the thirteen and thirty-nine week periods ended April 2, 2010 and for the Successor operating performance for the thirteen and thirty-nine week periods ended April 1, 2011.

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

	Successor	Predecessor	Successor	Predecessor
	Thirteen weeks ended		Thirty-nine weeks ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(Amounts in thousands)
Net sales
Speech generating devices	$22,707	$22,419	$60,700	$63,139
Special education software	5,961	5,963	15,063	18,106
	$28,668	$28,382	$75,763	$81,245

Percentage of net sales
Speech generating devices	79.2%	79.0%	80.1%	77.7%
Special education software	20.8%	21.0%	19.9%	22.3%
	100.0%	100.0%	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers.

Our business is seasonal and historically has realized a higher portion of net sales, net income and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). In our fiscal year ended July 2, 2010, 29% of our net sales occurred in the 13-week fourth quarter period compared to 33% of our net sales occurring in the 14-week fourth quarter period of our fiscal year 2009.  In our fiscal year ended July 2, 2010, 54% of our net sales occurred in the 26-week second half period of our fiscal year compared to 57% of our net sales occurring in the 27-week second half period of our fiscal year 2009. Sales of our speech generating technologies and of our special education software are highly seasonal as schools make a large percentage of their purchases of these products at the end of the school year, which is the second quarter of the calendar year and the fourth quarter of our fiscal year.

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

Interest Expense

Interest expense consists primarily of interest on borrowings under our existing and previous credit facilities and the previous senior subordinated notes. We issued the senior subordinated notes in the amount of $31.0 million in June of 2008 to fund the repurchase of all of the Holdings Units held by a related party. In April 2010 we repaid the senior subordinated notes with a portion of the proceeds from the IPO. If this repayment had occurred at the beginning of fiscal year 2010, interest expense for the thirteen weeks and thirty-nine weeks ended April 2, 2010 would have decreased by approximately $1.2 million and $3.5 million, respectively.

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

Adjusted EBITDA

Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and other adjustments noted in the table below. We present Adjusted EBITDA because:

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

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets or any impairment loss further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions, debt refinancing fees and management fees that we have historically paid to Vestar and certain other existing owners pursuant to a management agreement. In connection with the IPO, the management agreement with Vestar and certain other pre-IPO owners was terminated. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations, management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income, net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

The Company, as a result of the IPO and the related transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. As of April 28, 2010, the Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of April 1, 2011 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
April 1, 2011	20,416,193	9,383,335	29,799,528
	68.5%	31.5%	100.0%

*                                         Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Successor		Predecessor		Successor		Predecessor
	Thirteen weeks ended				Thirty-nine weeks ended
	April 1, 2011	% of Net Sales	April 2, 2010	% of Net Sales	April 1, 2011	% of Net Sales	April 2, 2010	% of Net Sales
	(unaudited)
	(Dollar in thousands)
Net sales	$28,668	100.0%	$28,382	100.0%	$75,763	100.0%	$81,245	100.0%
Costs of goods sold	8,726	30.4%	6,881	24.2%	22,547	29.8%	20,030	24.7%

Gross profit	19,942	69.6%	21,501	75.8%	53,216	70.2%	61,215	75.3%
Operating expenses:
Selling and marketing	8,296	28.9%	8,955	31.6%	25,780	34.0%	26,490	32.6%
Research and development	2,344	8.2%	2,641	9.3%	7,236	9.6%	7,223	8.9%
General and administrative	4,350	15.2%	4,527	16.0%	14,114	18.6%	11,311	13.9%
Amortization of intangibles	112	0.4%	121	0.4%	334	0.4%	962	1.2%
Impairment loss	1,018	3.6%	—	0.0%	1,018	1.3%	—	0.0%
Total operating expenses	16,120	56.2%	16,244	57.2%	48,482	64.0%	45,986	56.6%

Income from operations	3,822	13.3%	5,257	18.5%	4,734	6.2%	15,229	18.7%

Other Income (Expense):
Interest income	17	0.1%	7	0.0%	30	0.0%	38	0.0%
Interest expense, net	(668)	-2.3%	(1,908)	-6.7%	(2,014)	-2.7%	(5,838)	-7.2%
Change in fair value and net loss on interest rate swap agreements	(5)	0.0%	(216)	-0.8%	(81)	-0.1%	(665)	-0.8%
Other expense — net	(34)	-0.1%	(10)	0.0%	(269)	-0.4%	(84)	-0.1%
Total other expense	(690)	-2.4%	(2,127)	-7.5%	(2,334)	-3.1%	(6,549)	-8.1%

Income before income taxes	$3,132	10.9%	$3,130	11.0%	$2,400	3.2%	$8,680	10.7%

	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Amounts in thousands)
Other Financial Data

Adjusted EBITDA (1)	$6,522	$7,576	$11,215	$20,803

(1)                                  Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Successor	Predecessor	Successor	Predecessor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands)
Income before income taxes	$3,132	$3,130	$2,400	$8,680
Depreciation	880	724	2,543	2,147
Amortization	231	242	694	1,192
Interest income	(17)	(7)	(30)	(38)
Interest expense	668	1,908	2,014	5,838
Change in fair value and net loss on interest rate swaps	5	216	81	665
Other (income) expense, net (a)	24	(3)	225	—
Equity-based compensation	525	239	1,584	573
Employee severance and other costs	64	463	308	621
Acquisition costs (b)	(80)	34	161	345
Management fee (c)	—	75	—	225
Impairment loss	1,018	—	1,018	—
Other adjustments (d)	72	555	217	555
Adjusted EBITDA	$6,522	$7,576	$11,215	$20,803

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

(c)                                  Prior to April 21, 2010, we received advisory services from Vestar and certain pre-IPO owners. These arrangements concluded on April 21, 2010.

(d)                                 Includes certain amounts related to other taxes, executive recruiting fees, relocation and other costs.

Successor Period from January 1, 2011 to April 1, 2011

Net Sales

Net sales were $28.7 million for the Successor period from January 1, 2011 to April 1, 2011. The $28.7 million of net sales were comprised of $22.7 million of speech generating devices and $6.0 million of software sales.

Gross Profit

Gross profit was $19.9 million, or 69.6% of net sales, in the Successor period from January 1, 2011 to April 1, 2011.

Operating Expenses

Operating expenses for the Successor period from January 1, 2011 to April 1, 2011 were $16.1 million and consisted primarily of selling and marketing expenses of $8.3 million, research and development expenses of $2.3 million, general and administrative expenses of $4.4 million and a $1.0 million impairment loss. Operating expenses during the Successor period from January 1, 2011 to April 1, 2011 also included $0.1 million of amortization of certain intangible assets.

Income From Operations

Income from operations was $3.8 million for the Successor period from January 1, 2011 to April 1, 2011 as a result of the items described above, as well as the impairment loss of 1.0 million.

Interest Expense

Interest expense was $0.7 million for the Successor period from January 1, 2011 to April 1, 2011 primarily as a result of interest on borrowings under our 2008 Credit Facility. Outstanding debt under the 2008 Credit Facility as of April 1, 2011 was $42.2 million.

Income Before Income Taxes

Income before income taxes was $3.1 million, or 10.9% of net sales, for the Successor period from January 1, 2011 to April 1, 2011 due to the reasons discussed above.

Adjusted EBITDA

Adjusted EBITDA was $6.5 million for the Successor period from January 1, 2011 to April 1, 2011. The Adjusted EBITDA measure presented consists of income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Predecessor Period from January 2, 2010 to April 2, 2010

Net Sales

Net sales were $28.4 million for the Predecessor period from January 2, 2010 to April 2, 2010. The $28.4 million of net sales were comprised of $22.4 million of speech generating devices and $6.0 million of software sales.

Gross Profit

Gross profit was $21.5 million, or 75.8% of net sales, in the Predecessor period from January 2, 2010 to April 2, 2010.

Operating Expenses

Operating expenses for the Predecessor period from January 2, 2010 to April 2, 2010 were $16.2 million and consisted of selling and marketing expenses of $9.0 million, research and development expenses of $2.6 million, general and administrative expenses of $4.5 million and amortization of certain intangibles of $0.1 million.

Income From Operations

Income from operations was $5.3 million for the Predecessor period from January 2, 2010 to April 2, 2010 as a result of the items described above.

Interest Expense

Interest expense was $1.9 million for the Predecessor period from January 2, 2010 to April 2, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility and our 2008 Subordinated Note. Outstanding debt under the 2008 Credit Facility and the 2008 Subordinated Note as of April 2, 2010 was $78.1 million. We redeemed the $31.0 million 2008 Subordinated Note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income Before Income Taxes

Income before income taxes was $3.1 million, or 11.0% of net sales, for the Predecessor period from January 2, 2010 to April 2, 2010 due to the reasons discussed above.

Adjusted EBITDA.

Adjusted EBITDA was $7.6 million for the Predecessor period from January 2, 2010 to April 2, 2010. The Adjusted EBITDA measure presented consists of income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Successor Period from July 3, 2010 to April 1, 2011

Net Sales

Net sales were $75.8 million for the Successor period from July 3, 2010 to April 1, 2011. The $75.8 million of net sales were comprised of $60.7 million of speech generating devices and $15.1 million of software sales.

Gross Profit

Gross profit was $53.2 million, or 70.2% of net sales, in the Successor period from July 3, 2010 to April 1, 2011.

Operating Expenses

Operating expenses for the Successor period from July 3, 2010 to April 1, 2011 were $48.5 million and consisted primarily of selling and marketing expenses of $25.8 million, research and development expenses of $7.2 million, general and administrative expenses of $14.1 million and a $1.0 million impairment loss. Operating expenses during the Successor period from July 3, 2010 to April 1, 2011 also included $0.3 million of amortization of certain intangible assets.

Income From Operations

Income from operations was $4.7 million for the Successor period from July 3, 2010 to April 1, 2011 as a result of the items described above.

Interest Expense

Interest expense was $2.0 million for the Successor period from July 3, 2010 to April 1, 2011 primarily as a result of interest on borrowings under our 2008 Credit Facility. Outstanding debt under the 2008 Credit Facility as of April 1, 2011 was $42.2 million.

Income Before Income Taxes

Income before income taxes was $2.4 million, or 3.2% of net sales, for the Successor period from July 3, 2010 to April 1, 2011 due to the reasons discussed above.

Adjusted EBITDA

Adjusted EBITDA was $11.2 million for the Successor period from July 3, 2010 to April 1, 2011. The Adjusted EBITDA measure presented consists of income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Predecessor Period from July 4, 2009 to April 2, 2010

Net Sales

Net sales were $81.2 million for the Predecessor period from July 4, 2009 to April 2, 2010. The $81.2 million of net sales were comprised of $63.1 million of speech generating devices and $18.1 million of software sales.

Gross Profit

Gross profit was $61.2 million, or75.3% of net sales, in the Predecessor period from July 4, 2009 to April 2, 2010.

Operating Expenses

Operating expenses for the Predecessor period from July 4, 2009 to April 2, 2010 were $46.0 million and consisted primarily of selling and marketing expenses of $26.5 million, research and development expenses of $7.2 million, general and administrative expenses of $11.3 million and amortization of certain intangibles of $1.0 million.

Income From Operations

Income from operations was $15.2 million for the Predecessor period from July 4, 2009 to April 2, 2010 as a result of the items described above.

Interest Expense

Interest expense was $5.8 million for the Predecessor period from July 4, 2009 to April 2, 2010 primarily as a result of interest on borrowings under our 2008 Credit Facility and our 2008 Subordinated Note. Outstanding debt under the 2008 Credit Facility and the 2008 Subordinated Note as of April 2, 2010 was $78.1 million. We redeemed the $31.0 million 2008 Subordinated Note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Income Before Income Taxes

Income before income taxes was $8.7 million, or 10.7% of net sales, for the Predecessor period from July 4, 2009 to April 2, 2010 due to the reasons discussed above.

Adjusted EBITDA

Adjusted EBITDA was $20.1 million for the Predecessor period from July 4, 2009 to April 2, 2010. The Adjusted EBITDA measure presented consists of income before income taxes, interest income, interest expense, impairment loss depreciation, amortization and the other adjustments noted in the table above.

Thirteen Week Period Ended April 1, 2011 Compared to the Thirteen Week Period Ended April 2, 2010

Net Sales

Net sales increased 1.0%, or $0.3 million, to $28.7 million for the thirteen week period ended April 1, 2011 from $28.4 million for the thirteen week period ended April 2, 2010. The increase in device sales was 1.3%, or $0.3 million. Software sales for the thirteen week period ended April 1, 2011 were $6.0 million, or unchanged, compared to the thirteen week period ended April 2, 2010. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our sales growth in the United States during the thirteen weeks ended April 1, 2011 as compared to our historical performance.  Device sales in the United States, which represents approximately 70% of our consolidated sales, increased 2.6% in the thirteen week period ended April 1, 2011 compared to the thirteen week period ended April 2, 2010. Device sales in the United States grew 7.7% in the third quarter of fiscal year 2011 compared to the second quarter of fiscal year 2011. We also believe that constraints in government spending in the Company’s key international markets, including the United Kingdom, had an adverse effect on our product sales in those regions during the third quarter of our fiscal year 2011 compared to the third quarter of fiscal year 2010. Our international device sales comprise approximately 10% of our total device sales and decreased 8.2% in the third quarter of fiscal year 2011 compared to the same period of fiscal year 2010.The 8.2% decline for the third quarter of fiscal year 2011 compares to a decline of greater than 25% in both the first and second quarters of fiscal year 2011 when compared to the same period in the prior fiscal year.  The thirteen week period ended April 2, 2010 includes $0.8 million of software sales to one international customer which did not recur in the thirteen week period ended April 1, 2011. Software sales in the United States increased 19.2% for the thirteen weeks ended April 1, 2011 compared to the thirteen weeks ended April 2, 2010.

Gross Profit

Gross profit decreased 7.3%, or $1.6 million, to $19.9 million for the thirteen week period ended April 1, 2011 from $21.5 million for the thirteen week period ended April 2, 2010. Gross margin decreased 620 basis points to 69.6% for the thirteen week period ended April 1, 2011 from 75.8% for the thirteen week period ended April 2, 2010. The $1.6 million decrease in gross profit was due mainly to a less favorable device product mix, slightly lower margin on software sales, reduced royalty revenue, and an inventory obsolescence charge of approximately $0.5 million primarily related to our Tango! product.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses decreased 7.4%, or $0.7 million, to $8.3 million for the thirteen week period ended April 1, 2011 from $9.0 million for the thirteen week period ended April 2, 2010. Variable compensation expense was $0.9 million lower in the thirteen week period ended April 1, 2011compared to the thirteen week period ended April 2, 2010. The decrease in variable compensation expense was partially offset by higher travel expense of $0.4 million. Selling and marketing expenses totaled 28.9% and 31.6% of net sales for the thirteen week periods ended April 1, 2011 and April 2, 2010, respectively.

Research and Development.  Research and development expenses decreased 11.2%, or $0.3 million, to $2.3 million for the thirteen week period ended April 1, 2011 as compared to $2.6 million for the thirteen week period ended April 2, 2010. This was due primarily to lower variable compensation of $0.4 million and reduced consulting and prototype development costs of $0.2 million. These reductions were partially offset by higher headcount costs totaling $0.4 million as a result of our continued investment in research and development resources. Research and development expenses totaled 8.2% and 9.3% of net sales for the thirteen week periods ended April 1, 2011 and April 2, 2010, respectively.

General and Administrative.  General and administrative expenses decreased 3.9%, or $0.2 million, to $4.3 million for the thirteen week period ended April 1, 2011 from $4.5 million for the thirteen week period ended April 2, 2010. Contributing to the decrease was $0.5 million of equity valuation cash compensation expense in the prior fiscal year third fiscal quarter, which did not recur during the current fiscal year third quarter, and lower severance expense of $0.5 million in the current fiscal year third quarter. Variable compensation expense was $0.4 million lower in the thirteen week period ended April 1, 2011 as compared to the thirteen week period ended April 2, 2010. Approximately $0.8 million of the net increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $0.8 million includes $0.3 million of stock-based compensation. The remaining $0.5 million incremental increase included approximately $0.3 million of insurance, outside professional fees for such items as our outside independent accountants, attorneys, Sarbanes-Oxley compliance consultants and external tax consultants in addition to approximately $0.2 million of higher wage expense associated with the expansion of our finance, legal and human resources headcount. The net decrease in general and administrative expenses for the thirteen week period ended April 1, 2011, as compared to the thirteen week period ended April 2, 2010, also reflects higher bad debt expense of approximately $0.3 million. General and administrative expenses as a percentage of net sales were 15.2% and 16.0% for the thirteen week periods ended April 1, 2011 and April 2, 2010, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.1 million for the thirteen week period ended April 1, 2011 compared to $0.1 million for the thirteen week period ended April 2, 2010.

Impairment Loss. The Company routinely monitors device unit sales for its various product lines to assist management in determining when their respective long-lived assets and finite-lived intangible assets should be evaluated for impairment.  During the third quarter of fiscal year 2011, the continuing unfavorable general economic conditions and trends in governmental spending throughout the Company’s various markets, coupled with the recent Maestro product launch having an adverse impacts on its Tango! sales and a change in marketing strategy for Tango!,  resulted in a downward revision to the Company’s forecasted sales of two of the Company’s product lines, EyeMax and Tango!.  As a result, the Company determined that impairment indicators existed as of April 1, 2011. The Company conducted interim impairment testing of the long-lived assets and indefinite-lived intangible assets, related to these product lines, as of this date and determined that some impairment had occurred. The total impairment loss of $1.0 million included $0.7 million for indefinite-lived proprietary symbol sets, $0.1 million for other finite-lived intangible assets and $0.2 million for fixed assets associated with the Tango! product. The impairment loss was separately recorded on the Company’s statement of operations for the thirteen week period ended April 1, 2011. No impairment loss was incurred during the thirteen week period ended April 2, 2010 of the prior year.

Income From Operations.  Income from operations was $3.8 million for the thirteen week period ended April 1, 2011 compared to income from operations of $5.3 million for the same thirteen week period of the prior year. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $1.2 million to $0.7 million for the thirteen week period ended April 1, 2011 from $1.9 million for the thirteen week period ended April 2, 2010 primarily as a result of the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO.

Adjusted EBITDA. Adjusted EBITDA decreased $1.1 million to $6.5 million for the thirteen week period ended April 1, 2011 compared to $7.6 million for the prior year thirteen week period ended April 2, 2010. The $1.1 million decrease in Adjusted EBITDA was primarily a result of the $1.8 million increase in cost of goods sold. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Thirty-nine Week Period Ended April 1, 2011 Compared to the Thirty-nine Week Period Ended April 2, 2010

Net Sales

Net sales decreased 6.7%, or $5.5 million, to $75.8 million for the thirty-nine week period ended April 1, 2011 from $81.2 million for the thirty-nine week period ended April 2, 2010. The decline in device sales was 3.9%, or $2.4 million. Software sales decreased 16.8%, or $3.0 million. We experienced a softening of demand for both our speech generating devices and software products during the thirty-nine week period ended April 1, 2011 compared to the thirty-nine week period ended April 2, 2010.  We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States during the thirty-nine weeks ended April 1, 2011 as compared to the thirty-nine week period ended April 2, 2010.  We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions during the first thirty-nine weeks of our fiscal year 2011. The thirty-nine week period ended April 2, 2010 includes $1.6 million of software sales to one international customer which did not recur in the thirty-nine week period ended April 1, 2011.

Gross Profit

Gross profit decreased 13.1%, or $8.0 million, to $53.2 million for the thirty-nine week period ended April 1, 2011 from $61.2 million for the thirty-nine week period ended April 2, 2010. Gross margin decreased 510 basis points to 70.2% for the thirty-nine week period ended April 1, 2011 from 75.3% for the thirty-nine week period ended April 2, 2010. The $8.0 million decrease in gross profit was due mainly to $5.5 million less in net sales, a less favorable device product mix and an inventory obsolescence charge of $0.5 million related primarily to our Tango! product.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses decreased 2.7%, or $0.7 million, to $25.8 million for the thirty-nine week period ended April 1, 2011 as compared to $26.5 million for the thirty-nine week period ended April 2, 2010. The decrease was due primarily to the net effect of approximately $2.1 million of higher wages, recruiting costs and travel expense as a result of the continued investment in both direct marketing associates and the field sales organization and an additional $0.9 million of advertising, which were more than offset by $3.6 million of lower variable compensation. Selling and marketing expenses totaled 34.0% and 32.6% of net sales for the thirty-nine week periods ended April 1, 2011 and April 2, 2010, respectively.

Research and Development.  Research and development expenses remained relatively constant at $7.2 million for the thirty-nine week period ended April 1, 2011 as compared to the thirty-nine week period ended April 2, 2010. This was due primarily to continued investment in research and development resources being offset by lower variable compensation expense. The incremental increase in research and development resources for the thirty-nine weeks ended April 1, 2011 was approximately $1.2 million and was offset by lower variable compensation expense of $1.3 million. Research and development expenses totaled 9.6% and 8.9% of net sales for the thirty-nine week periods ended April 1, 2011 and April 2, 2010, respectively.

General and Administrative.  General and administrative expenses increased 24.8%, or $2.8 million, to $14.1 million for the thirty-nine week period ended April 1, 2011 from $11.3 million for the thirty-nine week period ended April 2, 2010. Approximately $3.1 million of the net increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $3.1 million includes $0.9 million of stock-based compensation. The remaining $2.2 million incremental increase included approximately $1.6 million of insurance, outside professional fees for such items as our outside independent accountants, attorneys, Sarbanes-Oxley compliance consultants and external tax consultants, in addition to approximately $0.6 million of higher wage expense associated with the expansion of our finance, legal and human resource headcount. The thirty-nine week period ended April 1, 2011 reflects $0.6 million of higher bad debt expense as compared to the thirty-nine week period ended April 2, 2010. The increase in general and administrative expenses for the thirty-nine week period ended April 1, 2011, as compared to the thirty-nine week period ended April 2, 2010, also included higher costs of approximately $1.3 million for such items as staffing and professional fees and other ordinary expenses associated with the expansion of a business. The increases in the general and administrative expenses highlighted above were partially offset by $0.5 million of lower equity valuation cash compensation expense which occurred in the prior fiscal year thirty-nine week period, but which did not recur during the current fiscal year thirty-nine week period, and lower severance expense of $0.4 million in the current year period. Variable compensation expense was $1.3 million lower in the thirty-nine week period ended April 1, 2011 as compared to the thirty-nine week period ended April 2, 2010. General and administrative expenses as a percentage of net sales were 18.6% and 13.9% for the thirty-nine week periods ended April 1, 2011 and April 2, 2010, respectively.

Amortization of Certain Intangibles.  Amortization of certain intangibles was $0.3 million for the thirty-nine week period ended April 1, 2011 compared to $1.0 million for the thirty-nine week period ended April 2, 2010. The $0.7 million net decrease was mainly the result of $0.6 million of amortization expense during the thirty-nine week period ended April 2, 2010 on one of the intangible assets acquired in the Blink-Twice Inc. acquisition compared to no amortization expense in the thirty-nine week period ended April 1, 2011 for this intangible asset as it had reached full amortization.

Impairment Loss. The Company routinely monitors device unit sales for its various product lines to assist management in determining when their respective long-lived assets and finite-lived intangible assets should be evaluated for impairment.  During the third quarter of fiscal year 2011, the continuing unfavorable general economic conditions and trends in governmental spending throughout the Company’s various markets, coupled with the recent Maestro product launch having an adverse impact on its Tango! sales and a change in marketing strategy for Tango!,  resulted in a downward revision to the Company’s forecasted sales of two of the Company’s product lines, EyeMax and Tango!.  As a result, the Company determined that impairment indicators existed as of April 1, 2011. The Company conducted interim impairment testing of the long-lived assets and indefinite-lived intangible assets, related to these product lines, as of this date and determined that some impairment had occurred.  The total impairment loss of $1.0 million included $0.7 million for indefinite-lived proprietary symbol sets, $0.1 million for other finite-lived intangible assets and $0.2 million for fixed assets associated with the Tango! product. The impairment loss was separately recorded on the Company’s statement of operations for the thirty-nine week period ended April 1, 2011. No impairment loss was incurred during the thirty-nine week period ended April 2, 2010 of the prior year.

Income From Operations.  Income from operations was $4.7 million for the thirty-nine week period ended April 1, 2011 compared to income from operations of $15.2 million for the same thirty-nine week period of the prior year. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $3.8 million to $2.0 million for the thirty-nine week period ended April 1, 2011 from $5.8 million for the thirty-nine week period ended April 1, 2011 primarily as a result of the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO. The decrease in interest expense also reflects $6.0 million of debt repayments made in the first thirty-nine weeks of fiscal year 2011.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For the thirty-nine week period ended April 1, 2011, there was a decrease of $0.6 million of expense to $0.1 million from $0.7 million for the thirty-nine week period ended April 2, 2010. The decrease is primarily attributable to a reduction in the notional amount from $28.0 million as of April 2, 2010 to $23.1 million as of April 1, 2011.

Adjusted EBITDA. Adjusted EBITDA decreased $9.6 million to $11.2 million for the thirty-nine week period ended April 1, 2011 compared to $20.8 million for the prior year thirty-nine week period ended April 2, 2010. The $9.6 million decrease in Adjusted EBITDA was primarily a result of $5.5 million of lower net sales, a $2.5 million increase in cost of goods sold and $2.2 million of additional operating expense associated with being a public company. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	Successor
	As of
	April 1, 2011	July 2, 2010
	(Amounts in thousands)
Cash and cash equivalents	$12,246	$20,777
Revolving loan availability	$12,925	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement. On April 27, 2010, a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes. This reduces originally scheduled interest expense by approximately $24.4 million over the next five years from the date of the IPO. Our revolving loan availability was $12.9 million as of April 1, 2011. Any borrowings under the revolving loan facility is either at the London Inter Bank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

As part of the IPO and related transactions, we entered into a tax receivable agreement with our then-existing owners that provides for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities are shown in the following table:

	Successor	Predecessor
	Thirty-nine weeks ended
	April 1, 2011	April 2, 2010
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$3,652	$11,736
Used in investing activities	(2,828)	(7,925)
Used in financing activities	(9,440)	(6,691)
Effect of currency exchange rate changes on cash	85	40
Decrease in cash	$(8,531)	$(2,840)

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

The principal factors impacting net cash provided by operating activities are the operation of our business and the management of our working capital as shown below for the thirty-nine week periods ended April 1, 2011 and April 2, 2010:

	Successor	Predecessor
	Thirty-nine weeks ended
	April 1, 2011	April 2, 2010
	(Amounts in thousands)
Operating activities
Net income	$2,066	$8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,725	3,950
Equity-based compensation expense	1,584	573
Change in fair value of interest rate swaps	(461)	(109)
Change in fair value of acquisition contingencies	(157)	—
Deferred taxes	25	—
Loss on disposal of assets	1	—
Impairment loss	1,018	—
	7,801	12,680
Changes in operating assets and liabilities	(4,149)	(944)
Net cash provided by operating activities	$3,652	$11,736

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Successor	Predecessor
	Thirty-nine weeks ended
	April 1, 2011	April 2, 2010
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$538	$314
Inventories	924	(1,710)
Trade accounts payable	423	(326)
Accrued expenses and other current liabilities	(5,309)	2,153
Other	(725)	(1,375)
Changes in operating assets and liabilities	$(4,149)	$(944)

Our net cash provided by operating activities was $3.7 million for the thirty-nine week period ended April 1, 2011, compared to cash provided by operating activities of $11.7 million for the thirty-nine week period ended April 2, 2010. The $8.0 million reduction in net operating cash was primarily a result of a $6.2 million decrease in net income that included a non-cash impairment loss of $1.0 million and an additional $1.0 million of non-cash equity-based compensation expense in the thirty-nine week period ended April 1, 2011. A $3.2 million increase in change in operating assets and liabilities also contributed to the $8.0 million reduction in net operating cash.  The $3.2 million increase in the change in operating assets is primarily a result of lower variable compensation expense in the thirty-nine week period ended April 1, 2011 compared to the same period of the prior fiscal year as a result of us not achieving certain bonus and profit sharing metrics during the thirty-nine weeks ended April 1, 2011. In addition, the increase in change in operating assets and liabilities was impacted by a $0.5 million decrease in trade receivables during the thirty-nine week period ended April 1, 2011 compared to a $0.3 million increase for the thirty-nine week period ended April 2, 2010 and a $0.9 million reduction in inventory during the thirty-nine week period ended April 1, 2011 compared to a $1.7 million increase for the thirty-nine week period ended April 2, 2010.

Investing Activities

Investing activities for the thirty-nine week periods ended April 1, 2011 and April 2, 2010 consisted of capital expenditures and acquisition of businesses.

	Successor	Predecessor
	Thirty-nine weeks ended
	April 1, 2011	April 2, 2010
	(Amounts in thousands)
Investing activities
Capital expenditures	$(2,828)	$(3,304)
Acquisition of businesses	—	(4,621)
Cash used in investing activities	$(2,828)	$(7,925)

Net cash used in investing activities consists primarily of capital expenditures for each thirty-nine week period presented and two strategic acquisitions in the thirty-nine weeks ended April 2, 2010. We disbursed $0.9 million of cash (net of cash acquired) for the Blink-Twice acquisition during the thirty-nine weeks ended April 2, 2010 and $3.7 million of net cash for the ERT acquisition during the same time period. Capital expenditures decreased $0.5 million for the thirty-nine weeks ended April 1, 2011 compared to the thirty-nine weeks ended April 2, 2010.

Management anticipates that capital expenditures during fiscal year 2011 will approximate our recent historical capital expenditures.

Financing Activities

Financing activities for the thirty-nine week periods ended April 1, 2011 and April 2, 2010 consisted primarily of equity distributions and repayments of our outstanding indebtedness.

	Successor	Predecessor
	Thirty-nine weeks ended
	April 1, 2011	April 2, 2010
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$(5,986)	$(4,651)
Borrowings under debt agreements	—	10,000
Payment on acquisition contingencies	(703)	—
Deferred issuance costs	(149)	—
Equity distributions	(2,574)	(1,193)
Dividend distribution	—	(10,000)
Payments received on management equity loans and interest	—	399
Costs associated with initial public offering	—	(986)
Issuance of common units	—	200
Redemption of management and common units	(28)	(202)
Payment on noncompete liability	—	(258)
Net cash used in financing activities	$(9,440)	$(6,691)

Net cash of $9.4 million was required for financing activities during the thirty-nine week period ended April 1, 2011 compared to $6.7 million required in the thirty-nine week period ended April 2, 2010.  The $2.7 million net increase in cash used in financing activities was mainly a net result of $1.3 million in additional debt repayments during the thirty-nine weeks ended April 1, 2011 compared to the thirty-nine week period ended April 2, 2010, additional equity distributions of $1.4 million in the current fiscal year thirty-nine week period and $1.0 million paid out in the prior year thirty-nine week period for costs associated with our April 2010 IPO. During the thirty-nine weeks ended April 1, 2011, we voluntarily elected to prepay $3.0 million of future debt repayments which were applied in the direct order of maturity to future scheduled principal payments. We estimate the $3.0 million prepayment will save us $0.1 million of interest expense.  No such prepayments were made during the thirty-nine week period ended April 2, 2010. Debt repayments during the thirty-nine week period ended April 2, 2010 included a $3.3 million excess cash flow payment whereas there was no excess cash flow payment required in the thirty-nine week period ended April 1, 2011. The debt repayments of $6.0 million for the thirty-nine weeks ended April 1, 2011 included $1.1 million for a note payable related to an acquisition in 2004. Financing activity disbursements included $0.7 million in the thirty-nine week period ended April 1, 2011 for royalty, consulting and working capital adjustment payments related to the January 2010 acquisition of Eye Response Technologies, Inc.

On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. We distributed the $10.0 million to the DynaVox Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010.

Financing Agreements

As of April 1, 2011, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are required to make debt payments during the 12 months starting April 2, 2011 of approximately $1.9 million, net of the $3.0 million prepayment discussed above.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of April 2, 2011, $42.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

On March 4, 2010, we entered into a second amendment to our credit facility, which became effective in April 2010. As part of the amendment, the agent and the lenders under our credit facility consented to DynaVox Systems Holdings LLC’s transfer of all of its obligations under the credit facility to a newly formed wholly-owned subsidiary of DynaVox Systems Holdings LLC that became the immediate holding company parent of DynaVox Systems LLC. The lenders further waived the requirement of any prepayment of the credit facility with proceeds from our IPO and consented to the repayment in full of our senior subordinated notes and the indebtedness outstanding under certain other notes payable with proceeds from our IPO.

On December 21, 2010, we entered into a third amendment to our credit facility which became effective immediately. As part of the amendment, the agent and the lenders under our credit facility consented to the modification of the calculation of the Fixed Charge Coverage Ratio (as defined below) for the 12-month period ended December 31, 2010 to exclude from the definition of restricted cash distributions a $10.0 million distribution made by the Company in March 2010. In addition, the third amendment modified the calculation of the ratios of net senior debt to Adjusted EBITDA and net total debt to Adjusted EBITDA by limiting the ability of the Company to net cash and cash equivalents from total debt and senior debt to only any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million, whereupon the amount of cash and cash equivalents that may be so netted is limited to $5.0 million. The credit facility was further amended by requiring the Company to provide the agent and lenders monthly financial statements within 30 days of the end of each month commencing with the month ended November 30, 2010.

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

No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the credit facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2010.

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

As of April 1, 2011, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.81 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.81 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 2.73 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents for any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million. As of April 1, 2011, net senior debt and net total debt were both $42.2 million and Adjusted EBITDA for the twelve-month period then ended was $23.3 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), cash taxes paid, scheduled principal payments on all debt, restricted cash distributions and management fees paid to Vestar and other certain pre-IPO owners (which items totaled $7.1 million for the twelve months ended April 1, 2011) by operating cash flow. Restricted cash distributions for the twelve months ended December 31, 2010 excludes the $10.0 million we borrowed on March 31, 2010 under the revolving loans provision of the 2008 Credit Facility, as amended, and which was subsequently distributed to the DynaVox Holdings owners. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended April 2, 2011 was $19.4 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first thirty-nine weeks of fiscal year 2011 were $2.4 million.

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

Upon the occurrence of an event of default, including in the event of non-compliance with the financial ratios described above, the lenders would have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the credit facility, we would no longer have access to our revolving credit facility and we would have to reclassify on our balance sheet amounts currently shown as long-term debt under the 2008 Credit Facility to short-term debt. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

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

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 14, 2010, a purported class action lawsuit was filed in the United States District Court for the Western District of Pennsylvania against us, two of our officers, Edward L. Donnelly, Jr. and Kenneth D. Misch, and two of the underwriters in our IPO. The lawsuit sought unspecified damages on behalf of a putative class of persons who purchased our Class A common stock pursuant to our prospectus dated April 21, 2010, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 23, 2010. The complaint alleged that the defendants issued materially false and misleading statements in our prospectus in light of the Company’s September 30, 2010 press release announcing it had experienced a softening of demand for both its speech generating devices and software products during the first quarter of its fiscal year 2011 which ended October 1, 2010. The press release also announced that as a result of the softening of demand operating results for the fiscal first quarter would not be consistent with historical performance or indicative of what management believes to be the Company’s long-term future operating potential. On February 18, 2011, the plaintiffs voluntarily dismissed without prejudice the purported class action lawsuit.  The Notice of Voluntary Dismissal states that the lead plaintiff has determined not to proceed with this action and had not received any compensation or payments of any kind from the defendants.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010, which is updated as set forth below.

Our business could be adversely affected by disruption to our suppliers operations due to the recent natural disaster in Japan.

Certain companies that supply us with materials and components maintain facilities in Japan. Even if these suppliers’ facilities are not located near the epicenter of the March 2011 Sendai earthquake they may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to materials and limited ability to ship inventory. If these conditions persist, we may experience price increases or shortages of key materials required for the assembly of our own products which could affect our ability to manufacture and ship our products.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” in this report for a discussion of the recent market conditions affecting our business. This discussion updates, and should be read together with, the risk factors entitled “The current adverse economic environment, including the associated impact on government budgets, could adversely affect our business,” “Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to decrease” and “We are subject to a variety of risks due to our international operations that could adversely affect those operations or our profitability and operating results” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

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

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1

Amendment No. 1 to Exchange Agreement, dated as of April 26, 2011, among DynaVox Inc. and the Holdings Unitholders party thereto (incorporated by reference to the Registration Statement on Form S-3 filed by DynaVox Inc. on May 2, 2011 (File No. 333-173823)).

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

DynaVox Inc.

Date: May 11, 2011	By	/s/ Edward L. Donnelly
Edward L. Donnelly
Chief Executive Officer

Date: May 11, 2011	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer