Form 10-K
period 2011-07-01
DynaVox Inc.
filed 2011-09-27
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34716

DynaVox Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1507281
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Wharton Street, Suite 400

Pittsburgh, PA 15203

(Address of Principal Executive Offices) (Zip Code)

(412) 381-4883

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 31, 2010, the aggregate market value of common stock held by non-affiliates was approximately $47,811,600 based upon a total of 9,320,000 shares of Class A common stock held by nonaffiliates and a closing price of $5.13 per share on December 31, 2010 for the Class A common stock as reported on The NASDAQ Global Select Market.

As of September 1, 2011, 10,126,394 shares of Class A common stock, par value $0.01 per share, and 48 shares of Class B common stock, par value $0.01 per share, (excluding 47 shares of Class B common stock held by a subsidiary of the registrant) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

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

•	Our business could be adversely affected by disruption to our suppliers operations due to the recent natural disaster in Japan.

•	We may fail to obtain regulatory approval in foreign jurisdictions which could prevent us from marketing our products abroad.

•	Our business could be adversely affected by competition including potential new entrants.

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

Our speech generating devices are used by those who are unable to speak, such as adults with amyotrophic lateral sclerosis, or ALS, often referred to as Lou Gehrig’s disease, strokes or traumatic brain injuries and children with cerebral palsy, autism or other disorders. Our devices allow these individuals to connect with society and control their environment in a variety of ways, including the ability to access the Internet, send text messages and control light switches, televisions and other features of their homes. Our speech generating devices are powered by our software platform that utilizes sophisticated adaptive and predictive language models and our proprietary symbol sets. These devices allow our users to rapidly and efficiently generate speech. Our portfolio of speech generating devices provides users with a broad range of features and designs and makes use of an array of adaptive technology that permits users with physical or cognitive limitations to access and control our devices. Speech generating technologies are prescribed based on evaluations by speech language pathologists and either provided directly by institutions, such as schools, or funded for eligible clients by third-party payors including the U.S. Centers for Medicare and Medicaid Services, or CMS, and private insurance programs. In our fiscal year ended July 1, 2011, sales of our speech generating technology products represented approximately 81% of our net sales.

We provide software for special education teachers and students with complex communication and learning needs. Our software is used by children with cognitive challenges, such as those caused by autism, Down syndrome or brain injury; physical challenges, such as those caused by cerebral palsy or other neuromuscular disorders; as well as by children with learning disabilities, such as severe dyslexia. Symbol-based adapted activities and material are the preferred method of educating children with these special needs. Educators use our proprietary software as a publishing and editing tool to create interactive, symbol-based educational activities and materials for these students and to adapt text-based materials to symbol-based materials for students with limited reading skills. Our Boardmaker® family of products, which utilize our proprietary symbol sets, are the most widely used and recognized tools for creating symbol-based activities and materials in the industry. Funding comes primarily from federal sources including the American Recovery and Reinvestment Act, or ARRA, and the Individuals with Disabilities Education Act, or IDEA, but also includes funding from state and local governments as well as private schools and parents of children with special needs. In our fiscal year ended July 1, 2011, sales of our special education software products represented approximately 19% of our net sales.

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

The fiscal 2010 results referred to in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2011 Compared to Fiscal Year 2010” represents results on an aggregated basis that adds the results of the Predecessor with those of the Successor to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) and described as “fiscal 2010” to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Successor Period from April 28, 2010 to July 2, 2010—and—Predecessor Period from July 4, 2009 to April 27, 2010” for a separate explanatory discussion on the Successor operating performance for the period from April 28, 2010 to July 2, 2010 and for the Predecessor operating performance for the period from July 3, 2009 to April 27, 2010. In addition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor Periods” for additional detail regarding the Predecessor and Successor periods.

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

Our speech generating devices provide a graphical user interface to convert user input in the form of pictorial symbols or text into synthesized and digitized speech. We offer a broad range of products for users with varying levels of cognitive and physical abilities. For instance, users with higher levels of cognitive abilities are able to make greater use of text-based communication, whereas users with lower levels of cognitive abilities rely more heavily on our symbol sets. Users with lower physical abilities use input devices like our EyeMax eye-tracking system and tongue switches, whereas users with higher physical abilities can use more portable handheld systems such as the Xpress. Our devices include a broad range of communication functions in addition to speech generation, including Internet access, text messaging and the ability to control light switches, televisions and other features in a user’s home.

Product	Product Description
DynaVox® Maestro™	We released the DynaVox Maestro in October of 2010. Maestro is our lightweight tablet product which utilizes the InterAACt™ language framework. The Maestro supports next generation features like built-in Bluetooth, WiFi, and high quality speakers. A bright LCD screen provides crisp and clear images whether indoors or outdoors. Designed with features like a magnesium case, port protectors and a spill resistant screen, the Maestro is a durable tablet device. The Maestro is currently our most popular product line of speech generating devices.

Key Attributes
Customizable ¡ Accelerated Communication ¡ Lightweight Stylish Design

DynaVox V+® / DynaVox Vmax+®	The DynaVox V+ and the Vmax+, or Series V, are based on our Series 5 software. The V+ and Vmax+ products are enhanced versions of our former V and Vmax products. The Series V product line is designed to meet the broadest range of individual needs based on cognition and physical ability to operate the device. An integrated system of hardware and software works seamlessly to ensure maximum flexibility, while providing concrete structure and consistency in page layout, navigation and key functionality. Our software uses page sets to encourage language and literacy development and can be customized to grow with the communicator.

Key Attributes
Customizable ¡ Accelerated Communication ¡ Microsoft XP-Compatible Software

EyeMax	The EyeMax system is comprised of two parts: a Vmax and an EyeMax accessory. The EyeMax accessory allows users to control the Vmax with a simple blink or by causing the eye to dwell on a desired area of the screen. The EyeMax allows individuals to communicate who lack the physical ability to use previous generations of speech generating technology.

Key Attributes
Eye-movement Use Capabilities ¡ Customizable ¡ Used with Vmax

Xpress	We introduced the Xpress in August 2009. The Xpress offers the robust software and communication capabilities of our Series V devices in a smaller, more portable package.

Key Attributes
Discreet ¡ Built in Wi-Fi ¡ Portable

M3®	The M3 is a digitized-only device, which means that it plays back pre-recorded messages. It is typically used by individuals with lower cognitive ability and offers very limited functionality when compared to our Xpress, V and Vmax products, all of which generate synthesized speech.

Key Attributes
Customizable ¡ Simple Set-up ¡ Ideal for Emergent Communicators ¡ Digitized

DynaWrite® 2.0	The DynaWrite 2.0 is a basic communication device for two-handed typists. It was created for non-verbal individuals with literacy skills who prefer keyboard-based communication solutions. Users of the DynaWrite 2.0 are typically older individuals who have experience using keyboards.

Key Attributes
Keyboard Based ¡ Synthesized

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

Product	Product Description
Boardmaker® Studio	In August 2010, we launched Boardmaker Studio, the next generation of our special education software. In addition to offering the key elements of functionality provided by Boardmaker Plus!, our newest software platform significantly enhances the value to our users by providing online and desktop assets that provide integrated online support and community functions as well as direct-to-user e-commerce communication.

Key Attributes
Integrated Online Support ¡ Direct-to-User E-Commerce Communications

Boardmaker® Plus!	Boardmaker Plus! has all of the features of Boardmaker, plus a host of interactive features for educational activities on a computer. With the ability to talk and play sound recordings and movies, the additional interactive component of Boardmaker Plus! makes it easy to create talking activity boards, worksheets, schedules, books, writing activities, games and more, and adapt all materials to each student.

Key Attributes
Fully-Customizable Activities ¡ Compatible with Classroom, Media Center, and Home Computers

Boardmaker	Boardmaker is the original version of our special education software platform used by special educators and speech language pathologists for creating printed symbol-based communication and education materials for students with a vast array of learning challenges. The software comes with more than 4,500 Picture Communication Symbols, or PCS®, that can be placed in templates to create schedules, communication boards, stories, matching activities, worksheets or checklists.

Key Attributes
4,500 PCS ¡ Easy-to-Use Drawing Program ¡ 150 Customizable Templates

Customer Service and Support

Our customer service representatives help our speech generating device customers:

•	to evaluate our products,

•	to navigate the complicated third-party payor funding procedures,

•	to learn how to use our products and integrate them into their daily lives and

•	with ongoing technical support issues.

Our sales representatives work with our customers and speech language pathologists to evaluate their needs and identify the appropriate products to help them communicate. This enables the speech language pathologist to determine a customized solution depending on the user’s physical and cognitive capabilities.

Our sales representatives also work with speech language pathologists to provide ongoing training and support to assist users and caregivers in incorporating our products into their daily routine. This includes educating users and caregivers on all the features and benefits of our products to ensure optimal compliance.

We operate a customer support department that helps to provide technical solutions, as well as simple answers to complex programming questions. Our customer service staff can assist our customers both with initial training in the use of the device and with ongoing technical support. As a result of our product support and active quality assurance, including a three- to five-day turnaround for warranty repairs, we believe speech language pathologist and end-user loyalty to our products is high. Our technical support personnel are frequently able to access, diagnose and often correct malfunctions in our speech generating devices remotely using the devices’ integrated Internet access.

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

We currently market our products in the United States, Canada, Australia, the United Kingdom and certain other countries throughout the globe. In the United States, Canada and the United Kingdom, we sell our speech generating devices through a direct sales infrastructure focused on speech language pathologists. We use strategic partnerships with third-party distributors to sell our products in the other international markets that we have targeted.

In addition to our sales personnel, we also use direct marketing initiatives to build public awareness of our products. We use sophisticated, coordinated marketing and public relations efforts to build awareness of our speech generating technologies among both potential end users and speech language pathologists.

Special education software targets students in kindergarten through 12th grade, or K-12, schools. We sell our special education software through direct mail and direct sales as well as through the web. We are also investing in our web-based and social media-based marketing and education efforts to build awareness and increase the frequency of customer contact for our special education software. For example, we use targeted web marketing and search engine optimization strategies and we regularly contact our users of our special education software with new product and sales information.

Research and Development

We place great importance on research and development and have a long history and demonstrated track record of innovation.

For both our speech generating technologies and special education software, our research and development initiatives continue to improve the aesthetics, portability, speed and ease of access of our speech generating technologies and the ease of use, flexibility and connectivity of our special education software products. We work with a broad range of users of speech generating technology, speech language pathologists, special education teachers and academics who study issues relating to cognitive and speech impairments to better identify opportunities for innovation. Our research and development projects also include linguistic engineering and symbol design. For our speech generating technologies, we have innovated in the areas of touch screens with dynamic display, environmental control and word prediction. For our special education software products, we have been a leader in developing innovative interactive symbol-based special education software.

During the fiscal years 2011, 2010 and 2009, we incurred research and development expenses of $9.9 million, $10.1 million and $6.9 million, respectively.

Intellectual Property

We own both copyrights and trademarks on PCS, the industry standard symbol set, and we seek to obtain trademark registrations for certain of our products, including Boardmaker, DynaVox, DynaWrite, InterAACT®, Tango! and DynaSyms®. We license our symbol sets to third parties, and in our fiscal year ended July 1, 2011, we received royalties for the use of PCS by other companies of approximately $1.1 million compared to approximately $1.4 million in fiscal 2010. In recent years, we have begun to make greater use of patent laws to protect our innovations. We also own intellectual property rights in our software and proprietary technology.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of copyrights, trademarks, patents, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have obtained registration for a number of trademarks in the United States and in other countries and have a number of patent applications in the United States pending determination, including a patent related to our EyeMax eye-tracking technology. There can be no assurance, however, that our intellectual property rights can be successfully enforced against third parties in any particular jurisdiction.

We license certain software or other intellectual property from third parties to incorporate into our products. Significant licenses include DynaSyms (symbols), Gateway (page set), EyeTech (eye tracking software), Microsoft (operating systems), AT&T/Wizzard (voices), Acapela (voices), Loquendo (voices) and Nuance (voices).

Product Assembly

The components of our speech generating devices are manufactured by third parties. The final assembly is performed by our own personnel at our facility in Pittsburgh, Pennsylvania.

Competition

We have many competitors in the broader assistive technology and educational software industries. Within our particular areas of speech generating technology and interactive software for students with special educational needs, we believe we are the largest player and have no dominant competitors. However, additional entrants, including larger technology companies and other assistive technology companies, could also choose to compete with us in these areas. Also, speech generation software applications utilized on hand-held tablet computers not specifically designed for this purpose may become more popular and adversely affect sales of our speech generating devices.

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

In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient’s medical expenses including, in many cases, speech generating technology. A uniform policy of coverage does not exist among these payors. Therefore, funding can differ from payor to payor. These third-party payors may deny funding if they determine that a device was not used in accordance with cost-effective treatment methods, as determined by the third-party payor. There can be no assurance that our products will be considered cost-effective by third-party payors, that funding will be available or, if available, that the third-party payors’ funding policies will not adversely affect our ability to sell our products profitably.

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

Our special education software authoring tools, the Boardmaker family of products, are primarily purchased by a speech language pathologist or special education teacher out of a school’s annual budget. Our professionally-generated content for our special education software are also generally purchased out of a school’s annual budget but are often purchased by a speech language pathologist or special education teacher independently.

Government Regulation

Our speech generating technology operations are directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

The U.S. Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute is normally used to insure that bribes or other illegal remuneration are not paid to physicians, or others, to induce their use of drugs or medical devices. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services funded by any source, not only the Medicare and Medicaid programs.

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

We believe that we are not subject to regulation by the U.S. Food and Drug Administration (“FDA”) because our powered communications systems are not intended to be used for a medical purpose, including for communicating directly with medical personnel or to alert authorities regarding a medical condition or emergency and, as such, are not “medical devices.” However, if it were determined that our powered communications systems are subject to FDA regulation as medical devices, we believe that they would be, in any event, exempt from the FDA’s 510(k) premarket notification requirements. In such a case, we would be subject to the FDA’s establishment registration and current Good Manufacturing Practices requirements which we believe, in light of our current manufacturing practices, would not result in an undue burden on us.

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

Medicare requires that all durable medical equipment suppliers, including us, undergo an external audit to certify they are operating within good manufacturing principles. We earned such accreditation, which is effective for a three year period, in May 2010.

Employees

As of July 1, 2011, we had 437 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers.

Corporate Information

Our principal executive offices are located at 2100 Wharton Street, Pittsburgh, PA 15203, and our telephone number is (412) 381-4883. Our website address is http://www.dynavoxtech.com. The information on our website is not part of this Form 10-K.

Available Information

Our website address is http://www.dynavoxtech.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission (the “SEC”), which we make available on our website free of charge. These reports include quarterly reports on Form 10-Q and current reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition; the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We experienced a softening of demand for both our speech generating devices and software products during the first quarter of our fiscal year 2011. This softening of demand relative to our prior year continued during the second quarter of fiscal year 2011 as net sales for the twenty-six weeks ended December 31, 2010 declined 10.9% compared to the same period of the prior fiscal year. Net sales for our fiscal year 2011 third quarter, which ended April 1, 2011, increased 1.0% compared to the third quarter of fiscal year 2010. Net sales for our fiscal year 2011 fourth quarter, which ended July 1, 2011, decreased 2.2% compared to the fourth quarter of fiscal year 2010. Overall, fiscal year 2011 net sales decreased 5.4% compared to full fiscal year 2010. We continue to believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, is adversely affecting, and may continue to adversely affect, our product sales in the United States. In addition, we believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, have had, and may continue to have, a similar effect on our product sales in those regions. The adverse impact of these factors on our net sales generation has been more significant than initially anticipated. Although there were some encouraging signs in the later part of the second quarter and during the third and fourth quarters of fiscal year 2011, we have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when such improvement might occur.

The majority of the funding for purchases of our special education software and content and a significant portion of the funding for purchases of our speech generating devices comes from the budgets of public schools. Our speech generating technology business is also dependent on funding from Medicare or Medicaid or other state or local government sources. Many state and local government agencies operate under tight budget constraints and make choices on a yearly basis of where to allocate funds. If government agencies continue to redirect funds from special education programs, Medicaid programs or other disability programs to alternative projects, our net sales and results of operations could continue to be adversely affected.

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

Our business may be adversely affected by changes in state educational funding as a result of changes in legislation at the international, federal and state levels, changes in the state procurement process, changes in government leadership, emergence of other priorities and changes in the condition of the local, state, U.S. or global economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislation such as No Child Left Behind, recent reductions in, and proposed elimination of, appropriations for these programs may cause some school districts to continue to reduce spending on our products. Reductions in funding for U.S. and non-U.S. public schools may harm our business if our customers are not able to find and obtain alternative sources of funding.

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

Our competitors or companies in related industries could develop new technologies that may reduce our market share and adversely affect our net sales and results of operations. For example, other companies are seeking to develop technologies to allow a computer to be directly controlled by a human brain. If a competitor is able to commercialize that technology before we are, our sales of speech generating devices for people with significant physical limitations, such as the

EyeMax eye-tracking device, may be reduced. Also, speech generation software applications utilized on hand-held tablet computers not specifically designed for this purpose may become more popular and adversely affect sales of our speech generating devices.

We are dependent on the continued support of speech language pathologists and special education teachers.

The majority of our speech generating technologies sales are made at the recommendation of a speech language pathologist, and the majority of our special education software authoring tools and content are sold to special education teachers. We are dependent on our ability to convince speech language pathologists and special education teachers of the benefits to their clients and students of our speech generating technologies and special education software. If speech language pathologists or special education teachers were to instead favor the products of our competitors, damaging our reputation, we could lose market share, which would have an adverse effect on our results of operations.

Our products are dependent on the continued success of our proprietary symbol sets.

Our proprietary symbol sets are important components of both our speech generating technologies and our special education software. Using symbols rather than text makes communication more efficient and more broadly accessible to people with a wide range of cognitive abilities. While we believe that our proprietary symbol sets include the most widely used set of graphic symbols utilized in speech generating technology and special education software, if speech language pathologists or our clients begin to prefer an alternate symbol set (because, for example, they determine that an alternate symbol set is easier to learn or more efficient than our proprietary symbol sets) or if a superior symbol set is developed by one of our competitors, we could lose market share in both our speech generating technologies and special education software, which could adversely affect our reputation, business, financial condition and results of operations.

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

Our operations in countries outside the United States, which accounted for 10.4% of our net sales for the year ended July 1, 2011, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement programs and policies,

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the United States,

•	fluctuations in foreign currency exchange rates,

•	less protection of intellectual property in some countries outside the United States,

•	trade protection measures and import and export licensing requirements,

•	work force instability,

•	dependence on third party distributors,

•	international terrorism and anti-American sentiment,

•	political and economic instability, and

•	the potential payment of U.S. income taxes on certain earnings of our foreign subsidiaries’ upon repatriation.

Our sales in international markets are also heavily dependent on public funding. We experienced a softening of demand for our products in international markets, including Canada and the United Kingdom, last fiscal year that we believe was as a result of constraints in government spending. Continued or increases in constraints in public funding for our products in our key international markets could adversely affect our net sales and results of operations.

In addition, our business practices in foreign countries are subject to compliance with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA and other U.S. laws. If violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs.

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

We depend, in part, on international third-party distributors to sell our products in many jurisdictions outside the United States. In the fiscal year ended July 1, 2011, our net sales through international third-party distributors were 6% of our total net sales. Our international distributors operate independently of us, and we have limited control over their operations, which exposes us to certain risks. Distributors may not commit the necessary resources to market and sell our products and may also market and sell competitive products. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our level of net sales in these markets or enter new markets, and we may not realize our expected international growth.

Our business could be adversely affected by disruption to our suppliers operations due to the recent natural disaster in Japan.

Certain companies that supply us with materials and components maintain facilities in Japan. Even if these suppliers’ facilities are not located near the epicenter of the March 2011 Sendai earthquake, they may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to materials and limited ability to ship inventory. If these conditions persist, we may experience price increases or shortages of key materials required for the assembly of our own products which could affect our ability to manufacture and ship our products.

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

All of our financial relationships with healthcare providers and others who provide products or services to federal healthcare program beneficiaries are potentially governed by the Federal Anti-Kickback Statute and similar state or foreign laws. We believe our operations are in material compliance with the Federal Anti-Kickback Statute and similar state or foreign laws. However, we cannot assure you that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us, could divert management’s attention from operating our business and could prevent healthcare providers from purchasing our products, all of which could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute or similar state or foreign laws, it could have a material adverse effect on our business and results of operations.

If we fail to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we could be subject to enforcement actions.

Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services published patient privacy rules under HIPAA and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by “Covered Entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Through our sales of speech generating technologies, we are a Covered Entity. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. While we believe we are and will be in compliance with all HIPAA standards, there is no guarantee that we will not be subject to enforcement actions, which can be costly and interrupt regular operations of our business.

Governmental compliance is critical to the operation of our business. As legislators and regulatory bodies increase scrutiny of our industry, there may be adverse statements or charges against us by regulators or elected officials. Regardless of the factual basis, such allegations can result in investigation by regulators, legislators, and law enforcement officials, or in lawsuits. Responding to such allegations can be costly and time consuming. Adverse publicity can have a negative impact on our reputation, which could adversely affect our business and the results of operations.

Risks Related to Our Organizational Structure

DynaVox Inc.’s only material asset is its interest in DynaVox Systems Holdings LLC, and it is accordingly dependent upon distributions from DynaVox Systems Holdings LLC to pay taxes, make payments under the tax receivable agreement or pay dividends.

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

As of July 1, 2011, the limited partners of DynaVox Systems Holdings LLC controlled approximately 68.5% of the combined voting power of our Class A and Class B common stock. Accordingly, the limited partners of DynaVox Systems Holdings LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of July 1, 2011, the limited partners of DynaVox Systems Holdings LLC owned 68.5% of the Holdings Units. Because they hold their ownership interest in our business through DynaVox Systems Holdings LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, these owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in connection with our IPO, and whether and when DynaVox Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Prior to our IPO, DynaVox Inc. and DynaVox Systems Holdings LLC entered into an amended and restated securityholders agreement with funds affiliated with Vestar Capital Partners (or, together with its affiliates, Vestar), Park Avenue Equity Partners L.P. (or, together with its affiliates, Park Avenue) and certain specified other holders of Holdings Units from time to time, including our executive officers. The amended and restated securityholders agreement includes, until such time as the securityholders cease to own at least 25% of the total voting power of DynaVox Inc., a voting agreement pursuant to which the securityholders have agreed to vote their shares and to take any other action necessary to elect the following directors of DynaVox Inc.: (1) one director who shall be the Chief Executive Officer and (2) for so long as Vestar holds 10% of the total voting power of DynaVox Inc., all of the remaining directors shall be designated by Vestar. In addition, the amended and restated securityholders agreement provides Vestar with certain “take along” rights, requiring the other investors party to that agreement to consent to a proposed sale of DynaVox Systems Holdings LLC. These provisions give Vestar substantial control over the Company, and Vestar’s interests may differ with your interests as a holder of the Class A common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As of July 1, 2011, parties to the amended and restated security holders agreement controlled approximately 59.0% of the combined voting power of our Class A and Class B common stock and held 59.0% of the Holdings Units.

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

We are a “controlled company” within the meaning of the NASDAQ Global Select Market rules. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.

The parties to our amended and restated securityholders agreement continue to control a majority of the combined voting power of all classes of our voting stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Global Select Market corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ Global Select Market, including a majority independent board of directors and independent director oversight of executive officer compensation and director nominations. We rely on these exemptions and, as a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Select Market.

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with our IPO, future purchases or exchanges of Holdings Units and related transactions, and the amounts we may pay could be significant.

In connection with our IPO, we purchased Holdings Units from our pre-IPO owners, including members of our senior management. We also entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by DynaVox Inc. to these parties of 85% of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of our IPO, (ii) the increases in tax basis resulting from our purchases or exchanges of Holdings Units and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, the corporate taxpayer’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement. As a result, we could be required to make payments under the tax receivable agreement that are greater than the specified percentage of the actual benefits we realize. Moreover, if we elect to terminate the tax receivable agreement early (including in connection with or following a change of control), we would be required to make an immediate payment equal to the present value (calculated utilizing a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits. In addition to the assumption that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits, this upfront payment would be calculated based upon additional assumptions, including that any Holdings Units that had not then been exchanged would be deemed to be exchanged for the market value of the Class A common stock at the time of the termination and that the tax rates for future years would be those specified in the law as in effect at the time of termination. In any of these situations, our obligations under the tax receivable agreement could be significant and significantly in excess of any tax benefits that we realize.

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

As of July 1, 2011, we had an aggregate of $36.2 million of long-term debt outstanding (including current installments), which consisted entirely of borrowings under our $52.0 million term loan. As of July 1, 2011, we had no borrowings under our revolving credit facility. In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing senior secured credit agreement contains covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of these covenants would result in an event of default under the credit facility.

Upon the occurrence of an event of default, including in the event of non-compliance with the financial ratios required under the existing senior credit agreement, the lenders would have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the credit facility, we would no longer have access to our revolving credit facility and we would have to reclassify on our balance sheet amounts currently shown as long-term debt under the 2008 Credit Facility to short-term debt. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

A substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purpose. Any substantial decrease in cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions. For a more detailed discussion of our senior secured credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Agreements.”

This Annual Report on Form 10-K does not include an independent registered public accounting firm’s audit of our internal control over financial reporting.

Under rules established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically subsection (c) - Exemption for Smaller Issuers, under Section 989G—Exemption for Non-accelerated Filers, the Company is not required to obtain, and therefore did not obtain, an opinion on our internal control over financial reporting from our independent registered public accounting firm.

Because we have not yet engaged an independent registered public accounting firm to conduct an audit of our internal control over financial reporting, we cannot conclude that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If in the future we are required to conduct an independent public accounting firm audit of our internal control over financial reporting and such audit findings conclude that we have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls, our management may not be able to certify as to the adequacy of our internal controls over financial reporting.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

In the past years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.

As of July 1, 2011, we have an aggregate of more than 990 million shares of Class A common stock authorized but unissued, including approximately 20.4 million shares of Class A common stock issuable upon exchange of outstanding Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

We have reserved 3,550,000 shares for issuance under our 2010 Long-Term Incentive Plan, including 1,384,000 shares issuable upon the exercise of stock options that we have granted to our officers and employees. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the then existing holders of our Class A common stock.

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

Item 4. [Removed and Reserved]

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on The NASDAQ Global Select Market under the symbol “DVOX”. The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by The NASDAQ Global Select Market from April 22, 2010, the first day of trading following our initial public offering, through our fiscal year end on July 1, 2011. The initial public offering price was $15.00 per share.

Fiscal 2011	High	Low
First Quarter	$16.76	$5.44
Second Quarter	$5.83	$3.86
Third Quarter	$6.20	$4.78
Fourth Quarter	$8.99	$5.09

Fiscal 2010	High	Low
April 22 to July 2, 2010	$18.67	$14.08

Our Class B common stock is not publicly traded.

Holders

On September 1, 2011, there were 7 holders of record of our Class A common stock and 48 holders of record of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of July 1, 2011:

Plan category	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,384,000	$14.75	2,166,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,384,000	$14.75	2,166,000

Equity compensation plans approved by security holders consist of our 2010 Long-Term Incentive Plan.

The securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans approved by our security holders as of July 1, 2011 consisted of 3,550,000 shares of Class A common stock under our 2010 Long-Term Incentive Plan.

Options issuable under the 2010 Long-Term Incentive Plan have a maximum term of ten years.

Item 6. Selected Financial Data.

The following table presents historical selected financial data for the Company. For more information on the consolidated statement of income data and consolidated balance sheet data set forth below see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Successor		Predecessor
	Fiscal Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
				July 3, 2009	June 27, 2008	June 29, 2007
	(Amounts in thousands)
Consolidated Statement of Income Data:
Net sales	$108,103	$25,803	$88,496	$91,160	$81,438	$66,160
Cost of sales	32,251	6,178	21,755	24,366	23,336	19,718

Gross profit	75,852	19,625	66,741	66,794	58,102	46,442
Operating expenses:
Selling and marketing	35,567	5,342	28,785	28,152	24,721	21,743
Research and development	9,888	2,194	7,912	6,886	5,622	4,230
General and administrative	18,480	5,542	12,299	11,854	14,478	9,498
Amortization of certain intangibles	445	87	991	468	463	535
Impairment loss	1,262	—	—	—	—	—

Total operating expenses	65,642	13,165	49,987	47,360	45,284	36,006

Income from operations	10,210	6,460	16,754	19,434	12,818	10,436
Other income (expense):
Interest income	36	12	43	111	174	98
Interest expense	(2,650)	(440)	(6,361)	(8,420)	(4,856)	(5,582)
Change in fair value and net gain (loss) on interest rate swap agreements	(81)	(87)	(659)	(1,588)	(188)	209
Loss on extinguishment of debt	—	(2,441)	—	—	—	—
Other income (expense)—net	513	(10)	(85)	(518)	(362)	(83)

Total other expense	(2,182)	(2,966)	(7,062)	(10,415)	(5,232)	(5,358)

Income before income taxes	8,028	3,494	9,692	9,019	7,586	5,078
Income taxes	1,361	592	102	181	323	174

Net income attributable to the controlling and the non-controlling interest	$6,667	$2,902	$9,590	$8,838	$7,263	$4,904

Less: Net income attributable to the non-controlling interest	(5,438)	(2,397)

Net income attributable to DynaVox Inc.	$1,229	$505

Net income available to Class A common stock per share—Basic	$0.13	$0.05
Net income available to Class A common stock per share—Diluted	$0.13	$0.05
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,171	$20,777		$12,631	$6,240	$6,019
Working capital	21,869	23,703		16,858	11,738	12,362
Goodwill and intangible assets—net	90,695	92,177		80,465	80,933	81,381
Deferred taxes	41,346	42,202		—	—	—
Total assets	177,150	191,166		124,201	116,784	113,965
Total long-term debt (excluding current portion)	36,200	44,200		79,536	82,795	53,596
Payable to related parties pursuant to tax receivable agreement	39,540	40,870		—	—	—
Total stockholders’ equity attributable to DynaVox Inc./Total members’ equity	25,839	26,559		24,813	16,325	44,007
Non-controlling interest	56,797	51,392		—	—	—
Total equity	82,549	77,864		24,813	16,325	44,007
Other:
Cash dividend declared per common share	—	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes under “Item 8. Financial Statements and Supplementary Data”. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Item 1A. Risk Factors”. These risks could cause our actual results to differ materially from any future performance suggested below. Accordingly, you should read “Item 1A. Risk Factors.”

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2011” refer to the 52-week period ended on July 1, 2011. Fiscal year 2010 was a 52-week period which ended on July 2, 2010 and fiscal year 2009 was a 53-week period which ended on July 2, 2009.

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

Sales of our speech generating technologies are our largest source of revenue. In fiscal years 2011, 2010 and 2009, sales of speech generating technologies produced approximately 81%, 79% and 82%, respectively, of our net sales. We believe a primary driver of our sales of speech generating technologies has been and will continue to be awareness building activities. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology also significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

Our other source of revenue is sales of special education software. In fiscal years 2011, 2010 and 2009, sales of special education software produced approximately 19%, 21% and 18%, respectively, of our net sales. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales. Currently, revenue from sales of our software products is generated primarily from up-front fees that we collect on the initial sale of our authoring tools. In August 2010, we introduced the next generation of our special education software, which we anticipate will be adopted by our existing customer base as well as new users. This new generation of our software products will allow us to diversify our revenue sources to include licensing fees and sales of professionally-generated content for use with our software platforms.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our software sales being moderately higher.

Our primary operating expenses are selling and marketing, research and development and general and administrative.

As we previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during the first quarter of our fiscal year 2011. This softening of demand relative to our prior year continued during the second quarter of fiscal year 2011 as net sales for the twenty-six weeks ended December 31, 2010 declined 10.9% compared to the same period of the prior fiscal year. Net sales for our fiscal year 2011 third quarter, which ended April 1, 2011, increased 1.0% compared to the third quarter of fiscal year 2010. Net sales for our fiscal year 2011 fourth quarter, which ended July 1, 2011, decreased 2.2% compared to the fourth quarter of fiscal year 2010. Overall, fiscal year 2011 net sales decreased 5.4% compared to full fiscal year 2010. We continue to believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, is adversely affecting our product sales in the United States. In addition, we believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, have had a similar effect on our product sales in those regions. The adverse impact of these factors on our net sales generation has been more significant than initially anticipated. Although there were some encouraging signs in the later part of the second quarter and during the third and fourth quarters of fiscal year 2011, we have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when such improvement might occur. Although we are not yet seeing evidence of a material improvement in the government funding environment, we are continuing to invest in our business and have launched new products into our target markets which we continue to believe are underpenetrated.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 1, 2011 there were 20,416,193 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 20,416,193 shares of Class A common stock.

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

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

The results of operations and following discussion for fiscal year 2010 present income statement line items down to income before non-controlling interest and income taxes on an aggregated basis that adds the results of the Predecessor with those of the Successor to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) and described as “fiscal 2010” to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies. We also present a separate explanatory discussion on the Predecessor operating performance for the period from July 3, 2009 to April 27, 2010 and for the Successor operating performance for the period from April 28, 2010 to July 2, 2010.

Our management uses aggregated results for fiscal 2010 principally as a comparable measure of our operating performance compared to other fiscal years and believes that the aggregated results are useful to investors to assist in their evaluation of our fiscal 2010 operating performance compared to other fiscal years. Our management also used the aggregated results for planning purposes, including the preparation of our fiscal 2011 operating budget and financial projections. Our fiscal 2010 aggregated results, however, do not represent and should not be considered as an alternative to net income or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use the fiscal 2010 aggregated results as a measure to assess the operating performance of our business, the aggregated results have a significant limitation as an analytical tool because they exclude certain material items. For example, we only present the aggregated result line items down to income before non-controlling interest and income taxes. Income taxes are a necessary element of our operations. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. The non-controlling interest ownership percentage as of July 1, 2011 was 68.5%.

We believe the aggregated results as presented, including the discussions comparing such aggregated results to both fiscal year 2011 and also fiscal year 2009, represent the most meaningful comparison of our operating results for income statement line items down to income before non-controlling interest and income taxes. We do not present adjusted pro forma results for fiscal year 2010 as if the IPO and related transactions had occurred on July 4, 2009, the first day of our fiscal 2010 year. Our management believes presenting such pro forma results would not provide our investors the most meaningful presentation and comparison of our operating results.

Components of Results of Operations

Net Sales

Our sales are recorded net of product returns and an allowance for discounts and adjustments at the time of the sale based upon contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid rates. Our net sales are derived from the sales of speech generating devices and special education software and content. The following table summarizes our net sales by product categories for the fiscal year ended July 1, 2011 and for the time period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and the fiscal year ended July 3, 2009 (Predecessor) both in dollar amounts and as a percentage of net sales:

	Successor		Successor	Predecessor
	Fiscal Year Ended	Aggregated	(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011	(a) + (b)			July 3, 2009
Net Sales
Speech generating devices	$87,401	$89,970	$21,181	$68,789	$75,007
Special education software	20,702	24,329	4,622	19,707	16,153

	$108,103	$114,299	$25,803	$88,496	$91,160

Percentage of net sales
Speech generating devices	80.8%	78.7%	82.1%	77.7%	82.3%
Special education software	19.2%	21.3%	17.9%	22.3%	17.7%

	100.0%	100.0%	100.0%	100.0%	100.0%

Each of fiscal 2011 and fiscal 2010 consisted of 52 weeks, compared to 53 weeks in fiscal 2009.

Since fiscal year 2009, the geographic distribution of our net sales has remained relatively stable with U.S. net sales constituting approximately 85% to 90% of our net sales.

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

Our research and development expenses as a percentage of net sales over the past three fiscal years has been 9.1% in fiscal year 2011, 8.8% in fiscal year 2010 and 7.6% in fiscal year 2009.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and other personnel related expenses for employees engaged in finance, legal, human resources and executive management. Other costs include outside legal and accounting fees, risk management (insurance) and other administrative costs.

Since our April 2010 IPO we have incurred additional general and administrative expense as a result of being a public company. Among other things, costs related to compliance with the Sarbanes-Oxley Act and related rules and regulations have resulted in a significant increase in legal and accounting fees.

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of non-compete agreements, acquired software technology, patent technology, trade names, and acquired backlog which are amortized on a straight-line basis over their estimated useful lives. Non-competition agreements are amortized over six years, acquired software technology is amortized over three to ten years, patent technology is amortized over ten years, trade names are amortized over three years, and acquired backlog was amortized over a six-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of non-competition agreements, patents and acquired backlog is included in operating expenses.

Equity-Based Compensation

As a result of the IPO and related transactions certain pre-IPO equity units were subject to accelerated vesting resulting in expense recognition of approximately $1.7 million in the fourth quarter of fiscal 2010 of previously unrecognized compensation expense. The vesting of performance-based units was accelerated upon the pricing of the IPO as the existing owners achieved the required return on their original capital contribution based on the IPO per share price of $15.00. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to the performance-based units by the Successor. The vesting of service-based units for our Chief Executive Officer and our Chief Operating Officer was also accelerated. This resulted in the recognition of the remaining unrecognized equity-based compensation expense related to such service-based units. Our remaining service-based units retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule. The $1.7 million of accelerated equity-based compensation is reflected in the results of operations for fiscal year 2010 as $0.6 million of selling and marketing expense, $0.2 million of research and development expense and $0.9 million of general and administrative expense.

Since the IPO we have granted 1,384,000 stock options, net of forfeitures, to employees under the 2010 DynaVox Inc. Long-Term Incentive Plan. In addition, we have granted 16,680 shares of restricted stock to certain of our directors since the IPO. Fair values for the stock options were derived using a Black-Scholes pricing model and based on the grant date closing market price per share of Class A common stock. The grant date fair value of restricted stock awards is based on the closing market price of the Company’s Class A common stock on the date of grant. Equity-based compensation related to stock option grants is expensed over the applicable service periods of four and five years and recorded into the expense categories in accordance with the manner in which option holders’ other compensation is recorded. Equity-based compensation related to restricted stock awards for directors is expensed over a two year vesting period and recorded as general and administrative expense. As of July 1, 2011, there was $7.2 million and $0.1 million of unrecognized compensation expense related to nonvested stock option awards and restricted stock awards, respectively, that are expected to be recognized over a weighted average period of 3.6 years for the stock options awards and 0.8 years for the restricted stock awards.

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

Non-Controlling Interest

The Company, as a result of the IPO and the related transactions, became the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company will operate and control all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conduct our business. As of April 28, 2010, the Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of the dates indicated below is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
July 1, 2011	20,416,193	9,391,680	29,807,873
	68.5%	31.5%	100.0%
July 2, 2010 and April 27, 2010	20,451,648	9,375,000	29,826,648
	68.6%	31.4%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

The non-controlling interest associated with the initial investment by DynaVox Holdings in the Company and subsequent transactions is calculated as follows (dollars in thousands):

DynaVox Holdings equity balance as of April 27, 2010(1)	$71,417
Non-controlling unitholders’ percentage	68.6%

Initial allocation of non-controlling interest in DynaVox Inc.	$48,992
Initial allocation of non-controlling interest shareholder notes	(271)

Total non-controlling interest of DynaVox Inc.	48,721
Non-controlling interest allocation for the period from April 28, 2010 to July 2, 2010:
Non-controlling interest associated with other comprehensive income	—
Payment of non-controlling interest shareholder notes	184
Interest on non-controlling interest shareholder notes	3
Allocation of income of DynaVox Inc.	2,397

Balance of non-controlling interest as of July 2, 2010	51,305
Non-controlling interest allocation for fiscal year 2011:
Non-controlling interest associated with other comprehensive income	59
Purchase of Holdings Units from non-controlling interest	(92)
Allocation of income of DynaVox Inc.	5,438

Balance of non-controlling interest as of July 1, 2011	$56,710

(1)	Represents net book value of DynaVox Holdings immediately prior to the IPO of $24,517, an increase in net book value resulting from sale of Holdings Units to DynaVox Inc., less transaction costs of $44,990 and allocation of deferred tax assets of $1,910.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present income statement line items down to income before non-controlling interest and income taxes. Fiscal year 2010 is presented on an aggregated basis that adds the results of the Predecessor with those of the Successor for fiscal year 2010 to help provide a full-year presentation of our results for comparability purposes. For example, the Predecessor period from July 3, 2009 to April 27, 2010 (pre-IPO) is combined with the Successor period from April 28 to July 2, 2010 (post-IPO) to present results for the fiscal year ended July 2, 2010. Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately, and may not be comparable to similarly entitled measures reported by other companies.

Results of Operations

(Unaudited)

(Dollars in thousands)

	Successor		Aggregated(1)		Successor		Predecessor
	Fifty-Two Weeks Ended July 1, 2011	% of Net sales	(a + b) Fifty-Two Weeks Ended July 2, 2010	% of Net sales	(a) Period from April 28, 2010 to July 2, 2010	% of Net sales	(b) Period from July 4, 2009 to April 27, 2010	% of Net sales	Fifty-Three Weeks Ended July 3, 2009	% of Net sales
Net sales	$108,103	100.0%	$114,299	100.0%	$25,803	100.0%	$88,496	100.0%	$91,160	100.0%
Cost of sales	32,251	29.8%	27,933	24.4%	6,178	23.9%	21,755	24.6%	24,366	26.7%

Gross profit	75,852	70.2%	86,366	75.6%	19,625	76.1%	66,741	75.4%	66,794	73.3%
Selling and marketing	35,567	32.9%	34,127	29.9%	5,342	20.7%	28,785	32.5%	28,152	30.9%
Research and development	9,888	9.1%	10,106	8.8%	2,194	8.5%	7,912	8.9%	6,886	7.6%
General and administrative	18,480	17.1%	17,841	15.6%	5,542	21.5%	12,299	13.9%	11,854	13.0%
Amortization of certain intangibles	445	0.4%	1,078	0.9%	87	0.3%	991	1.1%	468	0.5%
Impairment loss	1,262	1.2%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Income from operations	10,210	9.4%	23,214	20.3%	6,460	25.0%	16,754	18.9%	19,434	21.3%
Interest income	36	0.0%	55	0.0%	12	0.0%	43	0.0%	111	0.1%
Interest expense	(2,650)	(2.5)%	(6,801)	(6.0)%	(440)	(1.7)%	(6,361)	(7.2)%	(8,420)	(9.2)%
Change in fair value and net loss on interest rate swap agreement	(81)	(0.1)%	(746)	(0.7)%	(87)	(0.3)%	(659)	(0.7)%	(1,588)	(1.7)%
Loss on extinguishment of debt	—	0.0%	(2,441)	(2.1)%	(2,441)	(9.5)%	—	0.0%	—	0.0%
Other (expense) income—net	513	0.5%	(95)	(0.1)%	(10)	0.0%	(85)	(0.1)%	(518)	(0.6)%

Income before income taxes	$8,028	7.4%	$13,186	11.5%	$3,494	13.5%	$9,692	11.0%	$9,019	9.9%

(1)	Represents aggregated Predecessor and Successor results for the period presented. The combined results should not be used in isolation or substitution of Successor and Predecessor results.

Adjusted EBITDA

(Unaudited)

Other Financial Data	Successor	Aggregated	Successor	Predecessor
	Fifty-Two Weeks Ended July 1, 2011 (Unaudited)	(a) + (b) Fifty-Two Weeks Ended July 2, 2010 (Unaudited)	(a) Period from April 28, 2010 to July 2, 2010 (Unaudited)	(b) Period from July 4, 2009 to April 27, 2010 (Unaudited)	Fifty-Three Weeks Ended July 3, 2009 (Unaudited)
	(Dollars in thousands)
Adjusted EBITDA(1)	$19,273	$32,929	$10,268	$22,661	$24,470

(1)	Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Successor	Aggregated	Successor	Predecessor
	Fifty-Two Weeks Ended July 1, 2011 (Unaudited)	(a) + (b) Fifty-Two Weeks Ended July 2, 2010 (Unaudited)	(a) Period from April 28, 2010 to July 2, 2010 (Unaudited)	(b) Period from July 4, 2009 to April 27, 2010 (Unaudited)	Fifty-Three Weeks Ended July 3, 2009 (Unaudited)
	(Dollars in thousands)
Income before income taxes	$8,028	$13,186	$3,494	$9,692	$9,019
Depreciation	3,377	2,871	583	2,288	2,186
Amortization of certain intangibles	981	1,428	177	1,251	468
Interest income	(36)	(55)	(12)	(43)	(111)
Interest expense	2,650	6,801	440	6,361	8,420
Change in fair value and net loss on interest rate swap agreements	81	746	87	659	1,588
Loss on extinguishment of debt(1)	—	2,441	2,441	—	—
Other (income) expense, net(2)	(530)	(84)	(82)	(2)	862
Equity-based compensation	2,124	2,767	2,133	634	764
Employee severance and other costs	397	1,355	734	621	501
Acquisition costs(3)	277	484	139	345	430
Management fee(4)	—	300	—	300	300
Impairment loss	1,262	—	—	—	—
Other adjustments(5)	662	689	134	555	43

Adjusted EBITDA	$19,273	$32,929	$10,268	$22,661	$24,470

(1)	Early repayment penalty and related expenses resulting from $31,000 aggregate principal amount of senior subordinated notes repaid with proceeds from the IPO.
(2)	Excludes realized foreign currency gains or losses.
(3)	Legal, accounting and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.
(4)	Prior to April 21, 2010 we received advisory services from Vestar and certain pre-IPO owners. These arrangements concluded on April 21, 2010.
(5)	Includes certain amounts related to other taxes, executive recruiting fees, relocation and other costs.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

Net sales decreased 5.4%, or $6.2 million, to $108.1 million in fiscal 2011 from $114.3 million in fiscal 2010. The decline in device sales was 2.9%, or $2.6 million. Software sales decreased 14.9%, or $3.6 million. Fiscal 2010 software sales include $1.6 million of sales to one international customer which did not recur in fiscal 2011. We experienced a softening of demand for both our speech generating devices and software products during fiscal 2011 compared to fiscal 2010. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States during fiscal 2011 as compared to fiscal 2010. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions during fiscal 2011.

Gross Profit

Gross profit decreased 12.2%, or $10.5 million, to $75.9 million for fiscal 2011 from $86.4 million in fiscal 2010. Gross margin decreased 540 basis points to 70.2% in fiscal 2011 from 75.6% in fiscal 2010. The $10.5 million decrease in gross profit was due mainly to $6.2 million less in net sales, a less favorable device product mix and an inventory obsolescence charge of $0.5 million related primarily to our Tango! product.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 4.2%, or $1.4 million, to $35.6 million in fiscal 2011 compared to $34.1 million in fiscal 2010. The increase was due primarily to the net effect of approximately $2.4 million of higher wages, recruiting costs and travel expense as a result of the continued investment in both direct marketing associates and the field sales organization and an additional $1.5 million of advertising, which were offset to some degree by $1.9 million of lower variable compensation. Additionally, during the fourth quarter of fiscal 2010 we recognized approximately $0.6 million of one-time equity-based compensation expense for our sales and marketing associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. Selling and marketing expenses totaled 32.9% and 29.9% of net sales for fiscal 2011 and fiscal 2010, respectively.

Research and Development. Research and development expenses decreased 2.2%, or $0.2 million, to $9.9 million in fiscal 2011 compared to $10.1 million in fiscal 2010. This was due primarily to continued investment in research and development resources being offset by lower variable compensation expense. The incremental increase in research and development resources for fiscal 2011 was $1.7 million and was almost entirely offset by lower variable compensation expense of $1.6 million. Additionally, during the fourth quarter of fiscal 2010 we recognized approximately $0.2 million of one-time equity-based compensation expense for our research and development associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. Research and development expenses totaled 9.1% and 8.8% of net sales in fiscal 2011 and fiscal 2010, respectively.

General and Administrative. General and administrative expenses increased 3.6%, or $0.6 million, to $18.5 million in fiscal 2011 from $17.8 million in fiscal 2010. Approximately $4.0 million of the net increase was attributable to costs associated with being a public company. We completed our IPO in April 2010. The $4.0 million includes $0.9 million of stock-based compensation. The remaining $3.1 million incremental increase included approximately $2.1 million of insurance, outside professional fees for such items as our outside independent accountants, attorneys, Sarbanes-Oxley compliance consultants and external tax consultants, in addition to approximately $0.8 million of higher wage expense associated with the expansion of our finance, legal and human resource headcount. Fiscal 2011 reflects $0.8 million of higher bad debt expense as compared to fiscal 2010. The increases in the general and administrative expenses highlighted above were partially offset by $0.5 million of lower equity valuation cash compensation expense which occurred in fiscal 2010, but which did not recur during the fiscal year 2011, and lower severance expense of $1.0 million in the fiscal year 2011. Variable compensation expense was $1.7 million lower in fiscal 2011 as compared to fiscal 2010. Additionally, during the fourth quarter of fiscal 2010 we recognized approximately $0.9 million of one-time equity-based compensation expense for our general and administrative associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. General and administrative expenses as a percentage of net sales were 17.1% and 15.6% for fiscal 2011 and fiscal 2010, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles was $0.4 million for fiscal 2011 compared to $1.1 million for fiscal 2010. The $0.7 million net decrease was mainly the result of $0.6 million of amortization expense during fiscal 2010 on one of the intangible assets acquired in the Blink-Twice Inc. acquisition compared to no amortization expense in fiscal 2011 for this intangible asset as it had reached full amortization.

Impairment Loss. The Company routinely monitors device unit sales for its various product lines to assist management in determining when their respective long-lived assets and finite-lived intangible assets should be evaluated for impairment. During the third quarter of fiscal year 2011, the continuing unfavorable general economic conditions and trends in governmental spending throughout the Company’s various markets, coupled with the recent Maestro product launch having an adverse impact on its Tango! sales and a change in marketing strategy for Tango!, resulted in a downward revision to the Company’s forecasted sales of two of the Company’s product lines, EyeMax and Tango!. As a result, the Company determined that impairment indicators existed as of April 1, 2011. The Company conducted interim impairment testing of the long-lived assets and indefinite-lived intangible assets, related to these product lines, as of this date and determined that some impairment had occurred. The total impairment loss of $1.0 million included $0.7 million for indefinite-lived proprietary symbol sets, $0.1 million for other finite-lived intangible assets and $0.2 million for fixed assets associated with the Tango! product. During the fourth quarter of fiscal 2011 the Company also recorded an impairment loss of $0.2 million related to certain previously capitalized patent related costs. The impairment losses were separately recorded on the Company’s statement of operations for fiscal 2011. No impairment loss was incurred during fiscal 2010.

Income From Operations. Income from operations was $10.2 million for fiscal 2011 compared to income from operations of $23.2 million for fiscal 2010. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $4.2 million to $2.7 million for fiscal 2011 from $6.8 million for fiscal 2010 primarily as a result of the Company redeeming a $31.0 million subordinated note, which bore interest at 15.0%, in April 2010 with proceeds from the IPO. The decrease in interest expense also reflects $12.0 million of debt repayments made in fiscal 2011.

Change in Fair Value and Net Gain (Loss) on Interest Rate Swap Agreements. For fiscal 2011, there was a decrease of $0.6 million of expense to $0.1 million from $0.7 million for fiscal 2010. The decrease is primarily attributable to a reduction in the notional amount from $27.0 million as of July 2, 2010 to $0.0 million as of July 1, 2011.

Loss on Extinguishment of Debt. We redeemed the $31.0 million subordinated note in April 2010 with proceeds from the IPO which caused us to recognize a $2.4 million loss on extinguishment of debt in fiscal 2010. The $2.4 million loss was comprised of a $1.5 million prepayment penalty and the write-off of $0.9 million of previously capitalized deferred financing fees. There was no loss on extinguishment of debt in fiscal 2011.

Income Before Income Taxes. Income before income taxes decreased $5.2 million, to $8.0 million or 7.4% of net sales for fiscal 2011 from $13.2 million or 11.5% of net sales for fiscal 2010 due to the reasons discussed above. DynaVox Inc. is a holding company, and its sole material asset is a controlling equity interest in DynaVox Systems Holdings LLC. As the sole managing member of DynaVox Systems Holdings LLC, DynaVox Inc. operates and controls all of the business and affairs of DynaVox Systems Holdings LLC. Subsequent to April 27, 2010, DynaVox Inc. consolidates the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC is reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements.

Adjusted EBITDA. Adjusted EBITDA decreased $13.7 million to $19.3 million for fiscal 2011 compared to $32.9 million for fiscal 2010. The $13.7 million decrease in Adjusted EBITDA was primarily a result of $6.2 million of lower net sales, a $4.3 million increase in cost of goods sold, $3.1 million of additional operating expense associated with being a public company and higher headcount related expense of $4.1 million offset to some degree by lower variable compensation of $5.2 million. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

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

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 21.2%, or $6.0 million, to $34.1 million for fiscal 2010 from $28.2 million in fiscal 2009. This increase reflects the continued investment in both our marketing and field sales organizations, which increased in headcount by approximately 24%, or approximately $3.5 million. Other expenses associated with the growth of our sales force such as demonstration equipment, sales commissions and post-sale technical support also increased approximately $1.1 million. During the fourth quarter of fiscal 2010 we recognized approximately $0.6 million of equity-based compensation expense for our sales and marketing associates for which expense recognition was accelerated into the fourth quarter of fiscal 2010 as a result of the IPO. Selling and marketing expenses totaled 29.9% and 30.9% of net sales for fiscal 2010 and fiscal 2009, respectively.

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

Income Before Income Taxes. Income before income taxes increased $4.2 million, to $13.2 million or 11.5% of net sales for fiscal 2010 from $9.0 million or 9.9% of net sales for fiscal 2009 due to the reasons discussed above. DynaVox Inc. is a holding company, and its sole material asset is a controlling equity interest in DynaVox Systems Holdings LLC. As the sole managing member of DynaVox Systems Holdings LLC, DynaVox Inc. will operate and control all of the business and affairs of DynaVox Systems Holdings LLC. Subsequent to April 27, 2010, DynaVox Inc. consolidates the financial results of DynaVox Systems Holdings LLC and its subsidiaries, and the ownership interest of the other members of DynaVox Systems Holdings LLC is reflected as a non-controlling interest in DynaVox Inc.’s consolidated financial statements.

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

Adjusted EBITDA

Adjusted EBITDA was $22.7 million for the predecessor period from July 4, 2009 to April 27, 2010. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Quarterly Results and Seasonality

Our business is seasonal and historically has realized a higher portion of net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). Fourth quarter sales represented 30% and 29% of total annual sales for fiscal years 2011 and 2010, respectively. In our fiscal year ended July 1, 2011, 56% of our net sales occurred in the second half of our fiscal year compared to 54% of our net sales occurring in the second half of our fiscal year 2010. Sales of our speech generating technologies and of our special education software are highly seasonal as schools make a large percentage of their purchases of these products at the end of the school year, which is the second quarter of the calendar year and the fourth quarter of our fiscal year.

The following table sets forth our historical unaudited quarterly consolidated statements of income data for each of our eight fiscal quarters ended July 1, 2011 and expressed as a percentage of our net sales. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Quarterly Results of Operations

	Successor
	For the Quarter Ended(1)
	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011
	(Amounts in thousands)
Net sales	$21,569	$25,526	$28,668	$32,340
Gross profit	15,335	17,939	19,942	22,636
Income from operations	(831)	1,743	3,822	5,476
Net income attributable to controlling and non-controlling interests	(1,719)	994	2,791	4,601
Net income attributable to DynaVox Inc.	(504)	152	651	930
Year over year increase (decrease)(6)
Net sales	(11.1)%	(10.8)%	1.0%	(2.2)%
Gross profit	(15.7)%	(16.7)%	(7.3)%	(10.0)%
Income from operations	(120.1)%	(70.1)%	(27.3)%	(31.4)%
Net income attributable to controlling and non-controlling interests	(203.6)%	(73.3)%	(3.2)%	8.9%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A
% of Annual Amount
Net sales	20.0%	23.6%	26.5%	29.9%
Gross profit	20.2%	23.7%	26.3%	29.8%
Income from operations	(8.1)%	17.1%	37.4%	53.6%
Net income attributable to controlling and non-controlling interests	(25.8)%	14.9%	41.9%	69.0%
Net income attributable to DynaVox Inc.	(41.0)%	12.4%	53.0%	75.7%

	Predecessor				Successor	Aggregated(4) (a + b)
	For the Quarter Ended(1)			Fourth Quarter Ended(1)
	October 2, 2009	January 1, 2010	April 2, 2010	Period from April 3, 2010 to April 27, 2010 (a)	Period from April 28, 2010 to July 2, 2010 (b) (2)(3)
	(Amounts in thousands)
Net sales	$24,255	$28,608	$28,382	$7,251	$25,803	$33,054
Gross profit	18,191	21,523	21,501	5,526	19,625	25,151
Income from operations	4,134	5,838	5,257	1,525	6,460	7,985
Net income attributable to controlling and non-controlling interests	1,660	3,724	2,882	1,324	2,902	4,226
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	—	505	505
Year over year increase (decrease)(5)
Net sales	26.3%	46.2%	29.1%	N/A	N/A	8.7%
Gross profit	30.7%	53.1%	33.2%	N/A	N/A	10.9%
Income from operations	30.9%	120.0%	18.2%	N/A	N/A	(13.0)%
Net income attributable to controlling and non-controlling interests	72.9%	N/M	102.0%	N/A	N/A	(36.8)%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A	N/A	N/A
% of Annual Amount
Net sales	21.2%	25.0%	24.8%	N/A	N/A	28.9%
Gross profit	21.1%	24.9%	24.9%	N/A	N/A	29.1%
Income from operations	17.8%	25.1%	22.6%	N/A	N/A	34.4%
Net income attributable to controlling and non-controlling interests	13.3%	29.8%	23.1%	N/A	N/A	33.8%
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Our fiscal year and fourth quarter ended July 1, 2011 consisted of 52 weeks and thirteen weeks, respectively. Our fiscal year and fourth quarter ended July 2, 2010 consisted of 52 weeks and thirteen weeks, respectively. Our fiscal year and fourth quarter ended July 3, 2009 consisted of 53 weeks and fourteen weeks, respectively. We estimate that the extra week in fiscal 2009 generated approximately $2.2 million in incremental net sales and approximately $0.7 million in incremental income from operations.

(2)	The Successor period from April 28, 2010 to July 2, 2010 income from operations reflects approximately $1.7 million of equity-based compensation expense , for which expense recognition was accelerated as a result of the IPO and approximately $0.5 million of public company related expenses not present in the prior year fourth quarter.
(3)	The Successor period from April 28, 2010 to July 2, 2010 net income attributable to controlling and non-controlling interests reflects a $2.4 million loss on extinguishment of debt related to the IPO.
(4)	Represents aggregate Predecessor and Successor results for the period presented. The combined results should not be used in isolation or substitution of Successor and Predecessor results.
(5)	The year over year increase (decrease) is calculated by comparing the stated period to the same period in the prior year.

Liquidity and Capital Resources

The primary sources of cash are existing cash, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As Of
	July 1, 2011	July 2, 2010	July 3, 2009
	(Amounts in thousands)
Cash and cash equivalents	$12,171	$20,777	$12,631
Revolving loan availability	12,925	12,925	10,000

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement, and any redemptions of common units. On April 27, 2010 a portion of the IPO proceeds were used to redeem the $31.0 million senior subordinated notes. This will reduce originally scheduled interest expense by approximately $24.4 million over a five year period beginning as of the IPO date. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. We distributed the $10.0 million to the Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Our revolving loan availability was $12.9 million as of July 1, 2011. Any borrowings under the revolving loan facility is either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

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

We may, however, require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

Cash Flow

A summary of operating, investing and financing activities are shown in the following table for the fiscal year ended 2011(Successor) and the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and fiscal year ended 2009 (Predecessor) :

	Successor		Successor	Predecessor
	Year Ended	Aggregated	(a) Period from April 28, 2010	(b) Period from July 4, 2009	Year Ended
	July 1, 2011	(a) + (b)	to July 2, 2010	to April 27, 2010	July 3, 2009
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$11,829	$21,000	$4,010	$16,990	$13,185
Used in investing activities	(3,196)	(8,966)	(768)	(8,198)	(2,851)
Provided by (used in) financing activities	(17,326)	(3,888)	4,734	(8,622)	(3,928)
Effect of exchange rate changes on cash	87	—	(47)	47	(15)

Increase (decrease) in cash	$(8,606)	$8,146	$7,929	$217	$6,391

Our net cash flow from operations (on an aggregated basis) for each of the last three fiscal years was $11.8 million, $21.0 million and $13.2 million, respectively. The significant decrease in fiscal year 2011 when compared to fiscal year 2010 was due primarily to the $6.2 million decrease in net sales and the $4.3 million increase in cost of goods sold.

Net cash used in investing activities consists primarily of capital expenditures for each year presented (on an aggregated basis) and two strategic acquisitions in fiscal 2010. We disbursed $4.6 million of cash (net of cash acquired) for two strategic acquisitions during fiscal year 2010, Blink-Twice Inc. in July 2009 and Eye Response Technologies, Inc., in January 2010. Capital expenditures (on an aggregated basis) were $3.2 million in fiscal 2011 compared to $4.3 million in fiscal 2010 and $2.9 million in fiscal 2009.

Except for our April 2010 initial public offering, our financing activities have been primarily limited to making principal payments on our credit facility and periodic tax-related distributions to our existing owners. On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $15.00 per share. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock receiving gross proceeds of approximately $140.6 million of which approximately $2.4 million was for general corporate purposes. The IPO closed on April 27, 2010. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility. We distributed the $10.0 million in the form of a dividend to the DynaVox Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010.

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

The principal factors impacting net cash provided by operating activities are the level of profitability in the operation of the business and the management of working capital as shown below for the fiscal year ended July 1, 2011 (Successor), the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and fiscal year ended 2009 (Predecessor):

	Successor		Successor	Predecessor
	Year Ended	Aggregated	(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010	Year Ended
	July 1, 2011	(a) + (b)			July 3, 2009
	(Amounts in thousands)
Operating activities
Net income	$6,667	$12,492	$2,902	$9,590	$8,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,016	5,084	886	4,198	3,469
Equity-based compensation expense	2,124	2,767	2,133	634	764
Change in fair value of interest rate swaps	(631)	(252)	(137)	(115)	425
Bad debt expense	1,869	1,143	—	1,143	840
Change in fair value of acquisition contingencies	(259)	(37)	(40)	3	—
Deferred taxes	956	209	561	(352)	—
Loss on extinguishment of debt	—	866	866	—	—
Impairment loss	1,262	—	—	—	—

	17,004	22,272	7,171	15,101	14,336
Changes in operating assets and liabilities	(5,175)	(1,272)	(3,161)	1,889	(1,151)

Net cash provided by operating activities	$11,829	$21,000	$4,010	$16,990	$13,185

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses, the tax receivable agreement and other current liabilities shown below for the fiscal year ended 2011(Successor), the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and fiscal year ended 2009 (Predecessor):

	Successor		Successor	Predecessor
	Year Ended	Aggregated	(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010	Year Ended
	July 1, 2011	(a) + (b)			July 3, 2009
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$(2,589)	$(2,078)	$(2,708)	$630	$(2,809)
Inventories	1,931	(2,020)	10	(2,030)	319
Trade accounts payable	1,387	773	619	154	1,132
Accrued expenses and other current liabilities	(4,429)	1,820	(1,102)	2,922	178
Tax receivable agreement	(1,135)	—	—	—	—
Other	(340)	233	20	213	29

Changes in operating assets and liabilities	$(5,175)	$(1,272)	$(3,161)	$1,889	$(1,151)

Net cash provided by operating activities (on an aggregated basis) decreased by $9.2 million to $11.8 million in fiscal year 2011 from $21.0 million in fiscal year 2010. The $9.2 million reduction in net operating cash was primarily a result of a $5.8 million decrease in net income that included non-cash impairment charges of $1.3 million. A $3.9 million change in operating assets and liabilities also contributed to the $9.2 million reduction in net operating cash. The $3.9 million change in operating assets is primarily a result of lower variable compensation expense in fiscal 2011 compared to the same period of the prior fiscal year as a result of us not achieving certain bonus and profit sharing metrics during fiscal 2011. In addition, the change in operating assets and liabilities was impacted by a $1.9 million reduction in inventory during fiscal 2011 compared to a $2.0 million increase in fiscal 2010 and $0.5 million of payments under the tax receivable agreement in fiscal 2011.

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

Investing Activities

Investing activities for the fiscal year ended 2011 (Successor), the period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and fiscal year ended 2009 (Predecessor) consists of capital expenditures and acquisitions of businesses.

	Successor	Aggregated	Successor	Predecessor
	Year Ended	(a) + (b)	(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010	Year Ended
	July 1, 2011				July 3, 2009
	(Amounts in thousands)
Investing activities
Capital expenditures	$(3,205)	$(4,345)	$(768)	$(3,577)	$(2,851)
Acquisition of businesses	—	(4,621)	—	(4,621)	—
Proceeds from sale of property and equipment	9	—	—	—	—

Net cash used in investing activities	$(3,196)	$(8,966)	$(768)	$(8,198)	$(2,851)

Net cash used in investing activities consists primarily of capital expenditures for each period presented and two strategic acquisitions in fiscal 2010. We disbursed $0.9 million of cash (net of cash acquired) for the Blink-Twice acquisition during fiscal 2010 and $3.7 million of net cash for the ERT acquisition during the same time period. Capital expenditures decreased $1.1 million in fiscal 2011 compared to fiscal 2010.

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

Management anticipates that capital expenditures during fiscal year 2012 will approximate our recent historical expenditures.

Financing Activities

Financing activities (on an aggregated basis) consists primarily of redemption of common units, shareholder distributions and borrowings and repayments of our outstanding indebtedness. The April 28, 2010 to July 2, 2010 (Successor) and July 4, 2009 to April 27, 2010 (Predecessor) periods also reflect our IPO transaction in April 2010.

	Successor	Aggregated	Successor
	Year Ended	(a) + (b)	(a) Period from April 28, 2010 to July 2, 2010	(b) Period from July 4, 2009 to April 27, 2010	Year Ended
	July 1, 2011				July 3, 2009
	(Amounts in thousands)
Financing activities
Sale of Class A common shares (IPO)	$—	$140,625	$140,625	$—	$—
Payment of issuance costs (IPO)	—	(18,254)	(16,964)	(1,290)	—
Redemption of Holdings Unit holders equity	—	(77,380)	(77,380)	—	—
Dividend distribution	—	(10,000)	—	(10,000)	—
Net borrowings (repayments) under debt agreements	(11,961)	(35,651)	(41,000)	5,349	(11,961)
Deferred financing costs	(149)	(129)	—	(129)	(149)
Redemption of common units	(28)	(211)	—	(211)	(28)
Equity distributions	(4,185)	(2,470)	(261)	(2,209)	(4,185)
Other (net)	(1,003)	(418)	(286)	(132)	(1,003)

Net cash provided by (used in) financing activities	$(17,326)	$(3,888)	$4,734	$(8,622)	$(17,326)

Net cash of $17.3 million was required for financing activities during fiscal 2011 compared to $3.9 million required in fiscal 2010. The $13.4 million net increase in cash used in financing activities was mainly a result of $8.9 million in additional voluntary debt repayments during fiscal 2011 compared to fiscal 2010 and additional equity distributions of $1.7 million in the current fiscal year partially offset by the receipt of $2.4 million of net IPO proceeds used for general corporate purposes in fiscal 2010. During fiscal 2011, we voluntarily elected to prepay $8.9 million of future debt repayments which were applied in the direct order of maturity to future scheduled principal payments. We estimate the $8.9 million prepayment will save us approximately $0.3 million of interest expense. No such prepayments were made during fiscal 2010. Debt repayments during fiscal 2010 included a $3.3 million excess cash flow payment whereas there was no excess cash flow payments in fiscal 2011. The debt repayments of $12.0 million for fiscal 2011 included $1.1 million for a note payable related to an acquisition in 2004. Financing activity disbursements included $1.0 million in fiscal 2011 for royalty, consulting and working capital adjustment payments related to the January 2010 acquisition of Eye Response Technologies, Inc. and the July 2009 acquisition of certain assets and liabilities of Blink-Twice Inc.

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

Financing Agreements

As of July 1, 2011, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are required to make no debt payments during the 12 months starting July 2, 2011 as a result of the $8.9 million of prepayments discussed above.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of July1, 2011, $36.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the credit facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2011 as a result of the $8.9 million of additional voluntary debt repayments made during fiscal 2011.

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increases to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2011 was $6.3 million which included a $0.3 million carryover from the prior fiscal year.

As of July 1, 2011, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.88 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.88 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 2.32 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents for any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million. As of July 1, 2011, net senior debt and net total debt were both $36.2 million and Adjusted EBITDA for the twelve-month period then ended was $19.3 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $7.1 million for the twelve months ended July 1, 2011) by operating cash flow. Restricted cash distributions for the twelve months ended July 1, 2011 excludes the $10.0 million we borrowed on March 31, 2010 under the revolving loans provision of the 2008 Credit Facility, as amended, and which was subsequently distributed to the DynaVox Holdings owners. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended July 1, 2011 was $16.4 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for fiscal 2011, as defined in the agreement, were $2.9 million.

Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of the covenants described above would result in an event of default under the credit facility.

The credit facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens on assets, incur certain contingent obligations, engage in mergers or consolidations, change the nature of our business, dispose of assets, make certain investments, engage in transactions with affiliates, enter into negative pledges, pay dividends or make other restricted payments, modify certain payments or modify certain debt documents, and modify our constituent documents if the modification materially adversely affects the interests of the lenders.

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

Refer to Note 2 to our consolidated financial statements for fiscal year 2011 included elsewhere in the report for a complete discussion of our significant accounting policies. We set forth below those material accounting policies that we believe are the most critical for an understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

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

Sales of extended warranties for speech generating devices: These service agreements provide separately priced extended warranty coverage for a one to four-year period, beyond the standard one-year warranty, on the devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period. From time-to-time the Company runs promotions providing free second-year warranties that are not priced separately. As the free second-year warranty is not separately priced the deliverables are accounted for under revenue recognition guidance for multiple element arrangements. In accordance with the guidance two deliverables were identified, the device and free extended warranty. As fair value can be established for both elements the total sales price is allocated to each deliverable based on the relative fair value method. The fair value allocated to the free warranty service is deferred and recognized on a straight-line basis over the term of the extended warranty period.

Sales of communication and learning software: These software sales relate to communication and learning software sold to customers for use on personal computers. This software does not require significant production, modification, or customization for functionality. Revenue for the software sold separately is accounted for in accordance with industry specific accounting guidance for software and software-related transactions. Revenue is recognized upon transfer of title and risk of loss. In connection with the sale of software, technical support is provided to customers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. In addition, as part of its technical support, the Company provides updates on a when-and-if-available basis, which are limited to periodic bug fixes that provide no new functionality or features. As the fee for technical support is included in the initial fee for the Software, the technical support and services provided post-sale are provided within one year and the estimated cost of providing such support is deemed insignificant and infrequent, technical support revenues are recognized together with the software revenue. Costs associated with the post-sale technical support are accrued at the time of the sale and are not significant.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

The Company performs at least an annual test for impairment of goodwill and intangibles with indefinite lives. The Company uses the end of its fiscal year for the annual test and has one reporting unit.

Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The income approach is based on a reporting units’ projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The market approach is based on the Guideline Publicly Traded Company Method, which examines transactions in the marketplace involving the sale of the stocks of similar publicly owned companies. In addition to the above described valuation techniques, the Company also considers the Company’s aggregate fair value based upon the value of the Company’s outstanding shares of common stock. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis.

We have indefinite-lived intangible assets composed of certain symbols and trade names. We perform an impairment test of the carrying value of acquired symbols and trademarks annually at each fiscal year-end or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company routinely monitors unit sales for our various product lines to assist management in determining when their respective indefinite-lived intangible assets should be evaluated for impairment. The Company estimates the fair value of the acquired symbols and trademarks with indefinite lives using a relief from royalty method (a discounted cash flow methodology). This approach applies a fair market royalty rate to a projected revenue stream, and discounting the cash flows to arrive at fair value. Given the uncertainties inherent in calculating discount rates, and selecting a fair value royalty rate, we applied sensitivities to these values as of July 1, 2011. We noted that a 1% change in royalty rate would yield a change of approximately $1.0 million in fair value of symbols. A 1% change in royalty rate for trade names impacted fair value by approximately $3.0 million. While a 1% change in discount rate for symbols impacts fair value by approximately $1.0 million. For trade names, a 1% change in discount rate impacts fair value by approximately $3.0 million.

We also have finite-lived intangible assets comprised of noncompete agreements, acquired software technology, patents, trade names and acquired backlog, which are typically amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over 6 years, acquired software technology is amortized over 3 to 10 years, acquired patents are amortized over 10 years, internally developed patents are amortized when granted, trade names are amortized over 3 years and acquired backlog is amortized over a 6 month period. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to noncompete agreements, patents and acquired backlog are included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

The test for recoverability of a definite long-lived asset group to be held, and used, is performed by comparing the carrying amount of the long-lived assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, the projection of sales and cost of sales and the period of future operation. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset.

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

During fiscal 2009, we removed the cash flow hedge designation of our derivative instruments (which consist entirely of interest rate swaps). As a result, prospective changes in the fair value of the interest rate swaps are recognized directly in earnings and amounts residing in other comprehensive income related to the previously cash flow designated hedge are reclassified to earnings once the forecasted transaction affects earnings. The market prices or fair values used in determining the value of our interest rate swaps are management’s best estimates utilizing information such as current interest rates, the notional value of the swap and counterparty credit risk. As a result, operating results are affected by changes in the fair value of these derivative financial instruments.

Tax Receivable Agreement

DynaVox Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

DynaVox Inc. entered into a tax receivable agreement (“TRA”) with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Equity-Based Compensation

We estimate the grant-date fair-value of stock options for our Class A common stock using the Black-Scholes pricing model. Significant assumptions we use in the model are: (i) an expected dividend yield of 0% based on our expectation of not paying dividends for the foreseeable future; (ii) for fiscal year 2011 the expected volatility was based on the historical volatility of the Company’s Class A common stock, and for fiscal year 2010, the expected volatility was determined using a peer group of public companies within the educational services industry as it was not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices; (iii) a risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of the grant; and (iv) a weighted average expected term using the “simplified method”. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

Assumptions utilized in the Black-Scholes pricing model for stock option grants included the following:

	Fiscal Year 2010	Fiscal Year 2011
Dividend yield	0.0%	0.0%
Expected volatility	41.8%	47.4 – 84.0%
Risk-free interest rate	3.2%	2.0 – 3.0%
Expected term of options	6.5 years	6.4 years

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

	Fiscal Year 2009	Fiscal Year 2010 (Predecessor Units)
Dividend yield	—%	— %
Expected volatility	39.5%	39.5%
Risk-free interest rates	3.51%	2.22% to 2.24%
Expected term of option	4 or 5 years	4 or 5 years

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

For the purpose of determining the grant date value per unit, we historically performed an annual valuation as of June 30 which essentially coincided with our fiscal year-end. We also performed a valuation as of December 17, 2009 to coincide with the unit purchases that occurred during our second quarter of fiscal year 2010. Except for the grants we made in the second quarter of 2010, the purchase price for equity units was typically determined using the valuation in place as of the prior fiscal year end. The grant date value per unit for purposes of determining equity-based compensation expense was typically determined retrospectively using the valuation in place as of the fiscal year end. The fair value of each unit was then determined utilizing the purchase price per unit and grant date value per unit as inputs to a Black-Scholes option pricing model. Notwithstanding the general practice outlined above, at each unit purchase date, we evaluated the current internal and external facts and circumstances to determine if an updated valuation was necessary to support the inputs to the Black-Scholes option pricing model.

The determination of the grant date value per unit was a two-step valuation process. The first step of the valuation process was to determine the freely traded equity value (“FTEV”). The FTEV is a measure of our total value available to the various classes of unit holders. The FTEV was determined by estimating the market value of our invested capital (“MVIC”) and subtracting our net debt (debt outstanding less excess cash and marketable securities). To determine the MVIC, we utilized methods under the market and income approaches, based on our stage of development, operating history and forecasted future performance.

The market approach values a business by comparing it to other companies participating in the same or similar line of business as us whose values are known because they are publicly traded or recently acquired. We participate in the alternative and augmentative communication market which exhibits characteristics of several broader industry groups such as the education services industry and the medical supplies industry. Industry composite data was utilized and guideline public companies (“GPCs”) were selected to calculate valuation multiples. Valuation multiples based on the selected industry and GPCs were calculated for both historical and forecasted EBITDA and then applied to the Company’s historical and projected Adjusted EBITDA.

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

Income Approach Forecasted Cash Flows: Under the income approach, free cash flows were forecasted and were adjusted for the tax benefit provided by amortization resulting from a basis step up of a previous transaction. The capitalized value at the end of the forecasted period was developed using projected after-tax operating income times a perpetuity growth rate less incremental working capital changes divided by the weighted average cost of capital less the perpetuity growth rate. The perpetuity growth rate assumption is based upon such considerations as future expected levels of inflation, industry growth expectations, general economic growth and management’s projections. Forecasted periods of free cash flows utilized in the valuations were 5 years, 5 years, and 3.5 years for the valuations performed as of June 30, 2008, June 30, 2009 and December 17, 2010, respectively. Perpetuity growth rates utilized in the valuations were 5%, 4% and 5% for the valuations performed as of June 30, 2008, June 30, 2009 and December 17, 2010, respectively. The decrease in the perpetuity growth rate from June 30, 2008 to June 30, 2009 is the result of the decline in general economic conditions. The increase in the perpetuity growth rate for the December 17, 2009 valuation reflects the improved outlook for growth expectations and general economic conditions in comparison to the June 30, 2009 valuation.

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

The increase in the marketability discount from the June 30, 2008 valuation to the June 30, 2009 valuation reflects the increased market volatility over this time period. The decrease in the marketability discount from the June 30, 2009 valuation to the December 17, 2009 valuation reflects the anticipated marketability that would result from a public market for the units and our process to prepare for an initial public offering. The determination of a marketability discount is further supported using the Black-Scholes formula to calculate the value of a put option and solve for the discount rate. We utilized the unit price as the current price and exercise price, we utilized a volatility estimate derived from the GPCs, and we utilized a term that represents an average estimated holding period for the securities. We then evaluated the results and applied judgment as necessary to adjust the implied discount rate. At December 17, 2009, the Black-Scholes model implied a discount rate of 21% utilizing the assumptions discussed above and an estimated term of 1.5 years based on the expected timing of the offering and the holding restriction period. We then reduced this marketability discount to 15% in consideration of our progress in the process to prepare for an initial public offering.

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

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Tax receivable agreement(1)	$39,790	$250	$3,871	$4,686	$30,983
Long-term debt (including current portion)	36,200	—	36,200	—	—
Interest payments on debt facilities(2)	4,000	1,564	2,436	—	—
Contingent consideration	2,651	1,665	986	—	—
Operating lease obligations	1,698	1,150	282	90	176

	$84,339	$4,629	$43,775	$4,776	$31,159

(1)	We used a portion of the proceeds from our IPO to purchase Holdings Units from our previous owners, including members of our senior management. In addition, the holders of Holdings Units may (subject to the terms of the exchange agreement) exchange their Holdings Units for shares of Class A common stock of DynaVox Inc. on a one-for-one basis. As a result of both the purchase of Holdings Units and subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with our previous owners that will provide for the payment by DynaVox Inc. to our previous owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that future payments under the tax receivable agreement related to the IPO transactions to aggregate approximately $39.8 million and to range over the next 14 years from approximately $0.2 million to $4.7 million per year and decline thereafter. The payments reflected in the different periods in the table above are our estimates of when such payments may occur.
(2)	The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rates on the credit facility and the revolving credit facility is assumed at the current interest rate on July 1, 2011 of 4.2%.

Related Party Transactions

For a description of our related party transactions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk Management

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 5% and 9% of our net sales for our fiscal years 2011 and 2010, respectively, was derived from currencies other than the U.S. dollar, mainly the Canadian Dollar, British Pound and the Euro. A 1.0% fluctuation in the exchange rate between the U.S. dollar and the Canadian Dollar, British Pound and Euro for the fiscal year ended July 1, 2011, would have resulted in a $0.05 million change in the net sales recorded on our statement of income.

Interest Rate Risk

We are exposed to interest rate risk in connection with our senior secured credit facility, including any borrowings under the revolving facility thereunder, which bear interest at floating rates based upon certain spreads plus either LIBOR or Prime Rate. As of July 1, 2011, there was $36.2 million outstanding under the senior secured credit facility.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. At July 1, 2011, the interest rate on our variable-rate borrowings was 4.2%. Based upon the outstanding borrowings and interest rate as of July 1, 2011, a 50 basis point increase in the interest rate would result in an increase in annual interest expense of $0.1 million.

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

Item  8. Financial Statements and Supplementary Data

The following consolidated financial statements specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented beginning on page F-1 of this annual report on Form 10-K:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Members’ and Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results and Seasonality.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of DynaVox Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, Management has concluded that, as of July 1, 2011, the Company’s internal control over financial reporting was effective.

Our internal control system is designated to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers set forth under the captions “Proposal No. 1—Election of Directors” and “The Board of Directors and Certain Governance Matters—Executive Officers of the Company” in the Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Ethics, our audit committee and our audit committee financial expert under the captions “The Board of Directors and Certain Governance Matters—Code of Ethics,” “The Board of Directors and Certain Governance Matters—Board Committees and Meetings” and “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Ownership of Securities” of the Proxy Statement is incorporated herein by reference.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “The Board of Directors and Certain Governance Matters—Director Independence and Independence Determinations” in the Proxy Statement is incorporated herein by reference.

Item  14. Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of DynaVox Inc. are set forth immediately following the signature page of this report.

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts for the years ended July 3, 2009, July 2, 2010 and July 1, 2011.

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

DYNAVOX INC.

By:	/S/ EDWARD L. DONNELLY Edward L. Donnelly Chief Executive Officer

Date:	September 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/S/ EDWARD L. DONNELLY Edward L. Donnelly	September 27, 2011	Chief Executive Officer; Director (Principal Executive Officer)

/S/ KENNETH D. MISCH Kenneth D. Misch	September 27, 2011	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ROGER C. HOLSTEIN Roger C. Holstein	September 27, 2011	Director

/S/ JOANN A. REED JoAnn A. Reed	September 27, 2011	Director

/S/ ERIN L. RUSSELL Erin L. Russell	September 27, 2011	Director

/S/ WILLIAM E. MAYER William E. Mayer	September 27, 2011	Director

/S/ AUGUSTINE NIETO II Augustine Nieto II	September 27, 2011	Director

/S/ JAMES W. LIKEN James W. Liken	September 27, 2011	Director

/S/ MICHAEL J. HERLING Michael J. Herling	September 27, 2011	Director

/S/ MICHAEL N. HAMMES Michael N. Hammes	September 27, 2011	Director

/S/ MICHAEL J. REGAN Michael J. Regan	September 27, 2011	Director

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	Successor
	As of July 1, 2011	As of July 2, 2010
ASSETS
CURRENT ASSETS:
Cash	$75	$268

Total current assets	75	268
DEFERRED TAXES	42,098	42,626
EQUITY INVESTMENT IN SUBSIDIARY	142,571	141,130

TOTAL ASSETS	$184,744	$184,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Advances from subsidiary	$19,039	$18,522
Other liabilities	33	—
Payable to related parties pursuant to tax receivable agreement	250	—

Total current liabilities	19,322	18,522
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	39,540	40,870

Total liabilities	58,862	59,392

STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized 9,391,680 and 9,383,335 shares issued and outstanding at July 1, 2011, respectively; 9,383,335 issued and outstanding at July 2, 2010	94	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at July 1, 2011 and July 2, 2010	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at July 1, 2011 and July 2, 2010	—	—
Additional paid-in capital	124,054	124,033
Retained earnings	1,734	505

Total stockholders’ equity	125,882	124,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,744	$184,024

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Total operating expenses	244	—	—
Other income	(636)	—	—

Income before income taxes and equity earnings	392	—	—
Income taxes	604	—	—
Equity investment undistributed subsidiary earnings	1,441	505	—

Net income	$1,229	$505	$—

Weighted-average shares of Class A common stock outstanding:
Basic	9,375,824	9,375,000
Diluted	9,375,898	9,687,366
Net income available to Class A common stock per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor		Predecessor
	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,229	$505	$—
Equity investment undistributed subsidiary earnings	(1,441)	(505)	—
Deferred taxes	604	—	—
Changes in operating assets and liabilities:
Other-net	33	—	—
Tax receivable agreement	(635)	—	—

Net cash used in operating activities	(210)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	—	(53,402)	—

Cash used in investing activities	—	(53,402)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A common shares (IPO)	—	53,402	—
Advances from subsidiary	17	268	—

Cash provided by financing activities	17	53,670	—

NET (DECREASE) INCREASE IN CASH	(193)	268	—
CASH:
Beginning of period	268	—	—

End of period	$75	$268	$—

Non-Cash Operating Activities
Tax receivable obligation paid directly by subsidiary	$(500)	$—	$—
Non-Cash Investing Activities
Investment in subsidiary	$—	$(87,223)	$—
Non-Cash Financing Activities
Proceeds from sale of Class A common shares (IPO) received directly by subsidiary	$—	$87,223	$—
Advances from subsidiary	$500	$18,254	$—
Initial public offering costs paid directly by subsidiary	$—	$(18,254)	$—

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except share and unit amounts)

1. ORGANIZATION

DynaVox Inc. (the “Corporation” or “Successor”) was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”). As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, a conducts our business. The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records a non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.

The Corporation and subsidiaries design, manufacture, and distribute electronic and symbol-based augmentative communication equipment, software, and services in the United States and internationally. Products include assistive technology speech devices, proprietary symbols, books, and software programs to aid in the communication skills of individuals affected by speech disabilities as a result of traumatic, degenerative, or congenital conditions.

The Corporation was a wholly-owned subsidiary of DynaVox Systems Holdings LLC (“DynaVox Holdings” or the “Predecessor”) prior to the consummation of the recapitalization described below. Subsequent to the recapitalization, DynaVox Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

Collectively, the Corporation and DynaVox Holdings are referred to hereinafter as “the Company”.

Certain agreements and transactions associated with the IPO (“Recapitalization and Offering Transactions”) are set forth below:

Recapitalization Transactions

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners with a single new class of units of the Corporation that we refer to as “Holdings Units.” Immediately following this recapitalization but prior to the IPO described below, there were 25,610,294 Holdings Units held by parties other than the Corporation.

As part of the Recapitalization and Offering Transactions each Holdings Units unit holder received one share of the Corporation’s Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each Holdings Units unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Holdings Units unit holders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 1, 2011 there were 20,416,193 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 20,416,193 shares of Class A common stock of the Corporation.

Initial Public Offering

On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an initial public offering was declared effective. On April 21, 2010, the Corporation completed an initial public offering of 9,375,000 shares of Class A common stock at a public offering price of $15.00 per share (“IPO”). The IPO subsequently closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units of DynaVox Holdings. On April 22, 2010, the Corporation’s common stock began trading on the NASDAQ under the symbol “DVOX”. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

Upon completion of the offering, the Corporation received proceeds of approximately $140,625. The Corporation used $63,245 of these proceeds to purchase 4,216,354 newly-issued Holdings Units from DynaVox Holdings. In addition, the Corporation used $77,380 of the IPO proceeds to purchase 5,158,646 Holdings Units from DynaVox Holdings owners, including members of DynaVox Holdings senior management. The Corporation caused DynaVox Holdings to use approximately $60,804 of the $63,245 of proceeds from the sale of such newly-issued Holdings Units to repay outstanding indebtedness of $42,550 and to pay the expenses of the IPO of $18,254, which included aggregate underwriting discounts of $9,844.

Subsequent to the IPO and the Recapitalization and Offering Transactions described above, the Corporation consolidated the financial results of DynaVox Holdings and its subsidiaries and reflected the ownership interest of the other members of DynaVox Holdings as a non-controlling interest in the Corporation’s consolidated financial statements beginning April 28, 2010. There was no change in basis as a result of the IPO or the Recapitalization and Offering Transactions.

Tax Receivable Agreement

DynaVox Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Corporation entered into a tax receivable agreement (“TRA”) with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

At July 1, 2011, the Company recorded a liability of $39,790, representing the payments due to DynaVox Holdings owners under the TRA.

During the fiscal year ending June 29, 2012, the Company expects to pay $250 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to DynaVox Holdings owners under the tax receivable agreement, the Company estimated the amount of taxable income that DynaVox Inc. has generated over the previous fiscal year. Next, the Company estimated the amount of the specified TRA deductions at year end. This was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next fiscal year. These calculations are performed pursuant to the terms of the TRA.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), the unconsolidated condensed financial statements of DynaVox Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Item 8 Financial Statements and Supplementary Data.

Income Taxes—As a result of the Corporation’s acquisition of Holdings Units from DynaVox Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation’s taxable income. As a result of a federal income tax election made by DynaVox Holdings, applicable to a portion of the Corporation’s acquisition of Holdings Units, the income tax basis of the assets of DynaVox Holdings, underlying a portion of the units the Corporation has acquired, have been adjusted based upon the amount that the Corporation has paid for that portion of its DynaVox Holdings’ Holdings Units. The Corporation has entered into an agreement with the selling unitholders of DynaVox Holdings that will provide for the additional payment by the Corporation to the selling unitholders of DynaVox Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of DynaVox Holdings’ goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As a result of these transactions, the Corporation’s tax basis in its share of DynaVox Holdings’ assets will be higher than the book basis of these same assets.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effect of change in tax laws and rates on the date of enactment. See additional information in Note 3.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of income.

Expense Allocation—The Corporation allocates certain expenses incurred to its operating subsidiary Holdings, as such expenses relate to costs of operating DynaVox Holdings.

3. INCOME TAXES

Components of the provision for income taxes consist of the following:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from December 19, 2009 to April 27, 2010
	July 1, 2011
Deferred expense
Federal	$133	$—	$—
State and local	471	—	—

Total deferred expense	604	—	—

Provision for income tax expense	$604	$—	$—

A reconciliation of the U.S. statutory income tax rate to the Corporation’s effective tax rate is as follows:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from December 19, 2009 to April 27, 2010
	July 1, 2011
U.S. statutory tax rate	34.00%	0.00%	0.00%
State and local taxes	2.60%	0.00%	0.00%
Deferred rate change	117.73%	0.00%	0.00%

Effective tax rate	154.33%	0.00%	0.00%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities for the fiscal years ended July 1, 2011 and July 2, 2010 are summarized as follows:

	Successor
	2011	2010
Long-term deferred tax assets
Goodwill and other intangibles	$38,916	$41,193
Net operating losses	4,283	1,433

Total long-term deferred tax assets	$43,199	$42,626

Long-term deferred tax liabilities
Other	(1,101)	—

Total long-term deferred tax liabilities	$(1,101)	$—

Total net long-term deferred tax assets	$42,098	$42,626

4. STOCKHOLDERS’ EQUITY

Refer to the description of the Recapitalization Transaction and IPO as described in Note 1 for further information regarding the current capital structure of the Corporation.

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

In connection with the IPO on April 21, 2010, the Corporation’s capital stock was legally amended to consist of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The Company’s authorized capital stock consists of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The terms of the Class B common stock were also legally amended so that such shares no longer entitle their holders to any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Corporation. Following the amendment to our capital stock on April 21, 2010, holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to the stockholders of the Corporation for their vote or approval, except as otherwise required by applicable law, with holders of Class A common stock entitled to one vote for each share held of record and each holder of Class B common stock entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each unit of DynaVox Holdings held by such holder that is exchangeable for a share of Class A common stock pursuant to the exchange agreement described in Note 1 above.

As of July 1, 2011, there were 9,391,680 shares of the Corporation’s Class A common stock issued including 16,680 shares of restricted stock granted to certain directors of the Company and 9,383,335 shares outstanding, including 8,335 shares of restricted stock granted to certain directors of the Corporation, and 100 shares of Class B common stock issued with 53 shares of the Class B common stock held by the members of Dynavox Holdings and 47 shares by Dynavox Holdings. No preferred stock has been issued.

5. EQUITY-BASED COMPENSATION

The 2010 Long-Term Incentive Plan (the “2010 Plan”) was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. Stock options and restricted stock awards are approved by the Compensation Committee of the board of directors and granted to employees and certain directors of the Corporation. Stock options primarily vest over four to five years and restricted stock vests over one to two years, with both expiring 10 years from the date of grant.

The measurement of the cost of employee or director services received in exchange for an award of equity instruments is based on the grant date fair value of the award and such cost is recognized over the period during which an employee or director is required to provide services in exchange for the award.

For fiscal year ended 2011 and the period April 28, 2010 to July 2, 2010, the Corporation recorded stock compensation expense related to stock option awards of $1,968 and $408, respectively. For fiscal year ended 2011 and the period April 28, 2010 to July 2, 2010, the Corporation recorded stock compensation expense related to restricted stock awards of $79 and $6, respectively. These expenses have been allocated from the parent company to Holdings.

A summary of the Corporation’s stock option activity under the 2010 Plan for fiscal years ended 2011 and 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—December 16, 2009	—	$—	$—
Granted	1,370,500	15.00	15.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding—April 27, 2010	1,370,500	15.00	15.00	10.0	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365

Granted	42,500	4.10-9.45	6.50
Exercised	—	—
Forfeited	(29,000)	9.45-15.00

Outstanding—July 1, 2011	1,384,000	$4.10-15.00	$14.75	8.8	$75

Exercisable—July 1, 2011	279,075	$15.00	$15.00	8.8	$—

The weighted-average grant date fair value of the stock options granted during fiscal years 2011 and 2010 under the 2010 Plan was $3.84 and $6.99 per share, respectively.

The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
Black-Scholes Option Valuation Assumptions:	July 1, 2011	July 2, 2010
Dividend yield(1)	0%	0%
Expected volatility(2)	47.4-84.0%	41.8%
Risk-free interest rates(3)	2.0-3.0%	3.2%
Expected term of options(4)	6.4	6.5

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	For fiscal year 2011 the expected volatility was based on the historical volatility of the Corporation’s Class A common stock. During fiscal year 2010, the expected volatility was determined using a peer group of public companies within the educational services industry as it was not practicable for the Corporation to estimate its own volatility due to the lack of a liquid market and historical prices.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the “simplified method” for plain vanilla options as the Corporation lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of July 1, 2011, there was $7,176 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 3.6 years.

A summary of the Company’s restricted share activity under the 2010 Plan for fiscal years 2011 and 2010 are as follows:

	Restricted Shares	Weighted Average Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Nonvested outstanding—December 16, 2009	—	$—		$—
Granted	8,335	15.00		$125
Vested	—	—
Forfeited	—	—

Nonvested Outstanding—April 27, 2010	8,335	$15.00	2.0	$119
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested Outstanding—July 2, 2010	8,335	$15.00	1.8	$127
Granted	8,345	$8.99		$75
Vested	(4,168)	$15.00		$22
Forfeited	—	—

Nonvested Outstanding—July 1, 2011	12,512	$10.99	0.8	$95

The grant date fair value of restricted stock awards is based on the closing market price of the Corporation’s common stock on the date of grant.

As of July 1, 2011, there was $115 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 0.8 years.

6. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Successor
	Year Ended July1, 2011	Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income per Class A common share- net income attributable to DynaVox Inc.	$1,229	$505

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	9,375,824	9,375,000
Effect of dilutive securities:
Options and restricted stock	74	312,366

Denominator for diluted net income per common share-adjusted weighted average shares	9,375,898	9,687,366

Basic net income attributable to DynaVox Inc. per common share	$0.13	$0.05

Diluted net income attributable to DynaVox Inc. per common share	$0.13	$0.05

Equity awards to purchase approximately 1,369,071 and 1,370,500 weighted average shares of common stock during fiscal 2011 and the period from April 28, 2010 to July 2, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for fiscal 2011 and the period from April 28, 2010 to July 2, 2010, approximately 1,066 and 8,335 weighted average shares, respectively, of service-based restricted stock awards were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Schedule II—Valuation and Qualifying Accounts for the years ended July 3, 2009, July 2, 2010, and July 1, 2011.

	Balance at Beginning of Period	Charged to Cost and Expense	Acquired	Deductions	Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED JULY 3, 2009:
Allowance for doubtful trade accounts	$519	$840	$—	$(760)	$599

YEAR ENDED JULY 2, 2010:
Allowance for doubtful trade accounts	$599	$1,143	$354	$(703)	$1,393

YEAR ENDED JULY 1, 2011:
Allowance for doubtful trade accounts	$1,393	$1,869	$—	$(1,034)	$2,228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DynaVox Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of DynaVox Inc. and subsidiaries (the “Successor”) as of July 1, 2011 and July 2, 2010, and the related consolidated statements of income, members’ and stockholders’ equity, and cash flows for the fiscal year ended July 1, 2011 and the period from April 28, 2010 through July 2, 2010. We have also audited the accompanying consolidated statements of income, members’ and stockholders’ equity, and cash flows of DynaVox Systems Holdings LLC and subsidiaries (the “Predecessor”) for the period from July 4, 2009 through April 27, 2010 and the fiscal year ended July 3, 2009. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Successor’s and Predecessor’s (collectively, the “Corporation”) management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of July 1, 2011 and July 2, 2010, and the results of its operations and its cash flows for the fiscal year ended July 1, 2011 and the period from April 28, 2010 through July 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from July 4, 2009 through April 27, 2010 and the fiscal year ended July 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on April 28, 2010 as a result of the closing of its initial public offering and obtaining control of the Predecessor.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

September 27, 2011

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Successor
ASSETS	July 1, 2011	July 2, 2010
CURRENT ASSETS:
Cash and cash equivalents	$12,171	$20,777
Trade receivables—net of allowance for doubtful accounts of $2,228 and $1,393 as of July 1, 2011 and July 2, 2010, respectively	18,676	17,741
Other receivables	318	503
Inventories	4,876	6,808
Prepaid expenses and other current assets	1,298	1,210
Deferred taxes	669	728

Total current assets	38,008	47,767
PROPERTY AND EQUIPMENT—Net	5,517	7,065
GOODWILL	60,846	60,846
INTANGIBLES—Net	29,849	31,331
DEFERRED TAXES	40,677	41,474
OTHER ASSETS	2,253	2,683

TOTAL ASSETS	$177,150	$191,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$3,961
Trade accounts payable	6,680	5,541
Related-party payable	—	181
Deferred revenue	1,346	1,216
Payable to related parties pursuant to tax receivable agreement	250	—
Other liabilities	7,863	13,165

Total current liabilities	16,139	24,064
LONG-TERM DEBT	36,200	44,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	39,540	40,870
OTHER LONG-TERM LIABILITIES	2,722	4,168

Total liabilities	94,601	113,302

COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 9,391,680 shares issued and 9,383,335 outstanding at July 1, 2011; 1,000,000,000 shares authorized; 9,383,335 shares issued and outstanding at July 2, 2010	94	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at July 1, 2011 and July 2, 2010	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at July 1, 2011 and July 2, 2010.	—	—
Additional paid-in capital	22,228	24,205
Retained earnings	3,535	2,306
Accumulated other comprehensive loss	(18)	(46)

Total stockholders’ equity attributable to DynaVox Inc.	25,839	26,559
Non-controlling interest	56,797	51,392
Non-controlling interest shareholder notes	(87)	(87)

Total equity	82,549	77,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,150	$191,166

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Successor		Predecessor
	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Year Ended July 3, 2009
NET SALES	$108,103	$25,803	$88,496	$91,160
COST OF SALES	32,251	6,178	21,755	24,366

GROSS PROFIT	75,852	19,625	66,741	66,794

OPERATING EXPENSES:
Selling and marketing	35,567	5,342	28,785	28,152
Research and development	9,888	2,194	7,912	6,886
General and administrative	18,480	5,542	12,299	11,854
Amortization of certain intangibles	445	87	991	468
Impairment loss	1,262	—	—	—

Total operating expenses	65,642	13,165	49,987	47,360

INCOME FROM OPERATIONS	10,210	6,460	16,754	19,434

OTHER INCOME (EXPENSE):
Interest income	36	12	43	111
Interest expense	(2,650)	(440)	(6,361)	(8,420)
Change in fair value and net loss on interest rate swap agreements	(81)	(87)	(659)	(1,588)
Loss on extinguishment of debt	—	(2,441)	—	—
Other income (expense)—net	513	(10)	(85)	(518)

Total other expense-net	(2,182)	(2,966)	(7,062)	(10,415)

INCOME BEFORE INCOME TAXES	8,028	3,494	9,692	9,019
INCOME TAXES	1,361	592	102	181

NET INCOME ATRRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$6,667	$2,902	$9,590	$8,838

Less: net income attributable to the non-controlling interests	(5,438)	(2,397)

NET INCOME ATTRIBUTABLE TO DYNAVOX INC.	$1,229	$505

Weighted-average shares of Class A common stock outstanding:
Basic	9,375,824	9,375,000

Diluted	9,375,898	9,687,366

Net income available to Class A common stock per share:
Basic	$0.13	$0.05

Diluted	$0.13	$0.05

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury		Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income	Non- Controlling Interest	Non- Controlling Interest Shareholder Notes	Total Members’ Stockholders’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount

PREDECESSOR
BALANCE—June 27, 2008	4,804,978	$41,169	—	$—	—	$—	—	$—	(2,149,658)	$(34,583)	$(434)	$13,571	$—	$(2,689)	$(709)	$6,263	$—	$—	$16,325
Issuance of common units	105,241	344	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	344
Forfeiture, redemption, and cancelation of management equity units	(41,695)	(169)	—	—	—	—	—	—	(47,303)	(467)	—	—	—	—	—	—	—	—	(636)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	764	—	—	—	—	—	—	764
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	(250)	—	—	—	—	—	—	—	(250)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	259	—	—	—	—	—	—	—	259
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	—	—	—	13
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(1,100)	—	—	—	—	—	—	(1,100)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,838	—	8,838	—	—	8,838
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	458	458	—	—	458
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(202)	(202)	—	—	(202)

BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$9,094	$—	$—	$24,813
Issuance of common units	44,045	1,122	—	—	—	—	—	—	15,650	38	—	—	—	—	—	—	—	—	1,160
Issuance of common B shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture, redemption, and cancelation of management equity units	(5,000)	(50)	—	—	—	—	—	—	(10,294)	(161)	—	—	—	—	—	—	—	—	(211)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	634	—	—	—	—	—	—	634
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	(245)	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	399	—	—	—	—	—	—	—	399
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	9	—	—	—	—	—	—	9
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(2,209)	—	—	—	—	—	—	(2,209)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	9,590	—	9,590	—	—	9,590
Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,000)	—	—	—	—	(10,000)
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	259	—	—	259
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	47	47	—	—	47
Recapitalization transactions:
Conversion of previous classes of units with Holdings Units	(4,907,569)	(42,416)	25,610,294	$7,243	—	—	—	—	2,191,605	35,173	—	—	—	—	—	—	—	—	—

ENDING BALANCE—April 27, 2010	—	$—	25,610,294	$7,243	—	$—	—	$—	—	$—	$(271)	$11,682	$—	$5,739	$(147)	$9,896	$—	$—	$24,246

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury		Management Notes Receivable	Contributed (Distributed) Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income	Non- Controlling Interest	Non- Controlling Interest Shareholder Notes	Total Members’ Stockholders’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount
SUCCESSOR
BALANCE—December 16, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common B shares	—	—	—	—	—	—	100	—	—	—	—	—	—	—	—	—	—	—	—
Recapitalization transactions:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Class A common shares (IPO), net of $18,254 issuance costs	—	—	—	—	9,375,000	94	—	—	—	—	—	—	122,277	—	—	—	—	—	122,371
Purchase existing Holdings Units from Holdings	—	—	—	—	—	—	—	—	—	—	—	—	(77,380)	—	—	—	—	—	(77,380)
Record tax receivable agreement	—	—	—	—	—	—	—	—	—	—	—	—	1,756	—	—	—	—	—	1,756
Initial allocation of non-controlling interest of Dynavox Systems Holdings, LLC.	—	—	—	—	—	—	—	—	—	—	—	—	(26,230)	1,801	(46)	—	48,992	—	24,517
Initial allocation of non-controlling interest shareholder notes																		(271)	(271)
Record allocation of deferred tax assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	—	—	1,910
Issuance of restricted Common A shares	—	—	—	—	8,335	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	458	—	—	—	—	—	458
Accelerated vesting of Common Units	—	—	—	—	—	—	—	—	—	—	—	—	1,675	—	—	—	—	—	1,675
Payment of non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	184	184
Interest on non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	3	—	3
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(261)	—	—	—	—	—	(261)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	505	—	505	2,397	—	2,902
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15	32		47
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(32)	—	(47)

BALANCE—July 2, 2010	—	$—	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$505	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,124	—	—	—	—	—	2,124
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,185)	—	—	—	—	—	(4,185)
Adjustment to give effect of the tax receivable agreement with Dynavox Holdings	—	—	—	—	—	—	—	—	—	—	—	—	20	—	—	—	—	—	20
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	(92)	—	(28)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,229	—	1,229	5,438	—	6,667
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	27	59	—	87

ENDING BALANCE—July 1, 2011	—	$—	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$22,228	$3,535	$(18)	$1,256	$56,797	$(87)	$82,549

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended July 1, 2011	April 28, 2010 to July 2, 2010	July 4, 2009 to April 27, 2010	Year Ended July 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the controlling and non-controlling interests	$6,667	$2,902	$9,590	$8,838
Depreciation	3,377	583	2,288	2,186
Amortization of certain intangibles	981	177	1,251	468
Amortization of deferred financing costs	658	126	659	815
Equity-based compensation expense	2,124	2,133	634	764
Change in fair value of interest rate swaps	(631)	(137)	(115)	425
Bad debt expense	1,869	—	1,143	840
Change in fair value of acquisition contingencies	(259)	(40)	3	—
Deferred taxes	956	561	(352)	—
Loss on extinguishment of debt	—	866	—	—
Impairment loss	1,262	—	—	—
Changes in operating assets and liabilities:
Trade receivables	(2,589)	(2,708)	630	(2,809)
Related-party receivable	—	420	(420)	—
Inventories	1,931	10	(2,030)	319
Other assets	(166)	(352)	(248)	17
Deferred revenue	224	(61)	73	(32)
Trade accounts payable	1,387	619	154	1,132
Accrued compensation	(4,392)	(499)	2,828	55
Accrued acquisition costs	—	(19)	(311)	330
Accrued interest	(37)	(584)	405	(207)
Related-party payable	(181)	225	(823)	8
Tax receivable agreement	(1,135)	—	—	—
Disbursements on derivative instruments	(712)	(224)	(774)	(705)
Other—net	495	12	2,405	741

Net cash provided by operating activities	11,829	4,010	16,990	13,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,205)	(768)	(3,577)	(2,851)
Acquisition of businesses, net of cash acquired	—	—	(4,621)	—
Proceeds from sale of property and equipment	9	—	—	—

Net cash used in investing activities	(3,196)	(768)	(8,198)	(2,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	—	10,000	—
Repayments of debt agreements	(11,961)	(41,000)	(4,651)	(2,300)
Deferred financing costs	(149)	—	(129)	—
Payment on noncompete agreement liability	—	—	(258)	(258)
Payment on acquisition contingencies	(1,003)	(473)	(482)	—
Equity distributions	(4,185)	(261)	(2,209)	(1,100)
Sale of Class A common shares (IPO)	—	140,625	—	—
Payment of issuance costs associated with initial public offering	—	(16,964)	(1,290)
Dividend distribution	—	—	(10,000)	—
Purchase Class A units from Holdings	—	(77,380)	—	—
Issuances of common units	—	—	200	94
Payments received on non-controlling interest shareholder notes	—	187	408	272
Redemption of management and common units	(28)	—	(211)	(636)

Net cash (used in) provided by financing activities	(17,326)	4,734	(8,622)	(3,928)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	87	(47)	47	(15)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,606)	7,929	217	6,391
CASH AND CASH EQUIVALENTS:
Beginning of period	20,777	12,848	12,631	6,240

End of period	$12,171	$20,777	$12,848	$12,631

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(In thousands)

	Successor		Predecessor
	Year Ended July 1, 2011	April 28, 2010 to July 2, 2010	July 4, 2009 to April 27, 2010	Year Ended July 3, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,970	$557	$5,574	$8,347

Net income taxes paid	$930	$1	$169	$253

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING INFORMATION:
Accrued capital costs	$76	$379	$48	$83

Contingent consideration recorded in business acquisitions	$—	$—	$5,074	$—

Value of Class A units issued for business acquisition	$—	$—	$712	$—

Long-term debt assumed in business acquisitions	$—	$—	$1,017	$—

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except unit and share amounts)

1. ORGANIZATION

DynaVox Inc. (the “Corporation” or “Successor”) was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”). As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.

The Corporation and subsidiaries design, manufacture, and distribute electronic and symbol-based augmentative communication equipment, software, and services in the United States and internationally. Products include assistive technology speech devices, proprietary symbols, books, and software programs to aid in the communication skills of individuals affected by speech disabilities as a result of traumatic, degenerative, or congenital conditions.

The Corporation was a wholly-owned subsidiary of DynaVox Systems Holdings LLC (“DynaVox Holdings” or the “Predecessor”) prior to the consummation of the recapitalization described below. Subsequent to the recapitalization, DynaVox Holdings is a minority-owned, controlled and consolidated subsidiary of the Corporation.

Collectively, the Corporation and DynaVox Holdings are referred to hereinafter as “the Company”.

Certain agreements and transactions associated with the IPO (“Recapitalization and Offering Transactions”) are set forth below:

Recapitalization Transactions

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners with a single new class of units of the Corporation that we refer to as “Holdings Units.” Immediately following this recapitalization but prior to the IPO described below, there were 25,610,294 Holdings Units held by parties other than the Corporation. The following table summarizes the conversion of the various classes of interests into the Holdings Units:

Conversion of Previous Classes of Units to Holdings Units

	Holdings Units	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units	Class W Units	Class X Units	Class Y Units	Class Z Units
Pre-IPO units	—	1,920,801	61,735	88,301	156,678	8,250	108,750	109,250	131,100	131,100
Conversion	25,610,294	(1,920,801)	(61,735)	(88,301)	(156,678)	(8,250)	(108,750)	(109,250)	(131,100)	(131,100)

Post-IPO units	25,610,294	—	—	—	—	—	—	—	—	—

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

As part of the Recapitalization and Offering Transactions each Holdings Units unit holder received one share of the Corporation’s Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each Holdings Units unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Holdings Units unit holders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of July 1, 2011 there were 20,416,193 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 20,416,193 shares of Class A common stock of the Corporation.

Initial Public Offering

On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission relating to shares of Class A common stock of the Corporation to be offered and sold in an initial public offering was declared effective. On April 21, 2010, the Corporation completed an initial public offering of 9,375,000 shares of Class A common stock at a public offering price of $15.00 per share (“IPO”). The IPO subsequently closed on April 27, 2010. Pursuant to the IPO, the Corporation offered and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units of DynaVox Holdings. On April 22, 2010, the Corporation’s common stock began trading on the NASDAQ under the symbol “DVOX”. Prior to the IPO, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

Upon completion of the offering, the Corporation received proceeds of approximately $140,625. The Corporation used $63,245 of these proceeds to purchase 4,216,354 newly-issued Holdings Units from DynaVox Holdings. In addition, the Corporation used $77,380 of the IPO proceeds to purchase 5,158,646 Holdings Units from DynaVox Holdings owners, including members of DynaVox Holdings senior management. The Corporation caused DynaVox Holdings to use approximately $60,804 of the $63,245 of proceeds from the sale of such newly-issued Holdings Units to repay outstanding indebtedness of $42,550 and to pay the expenses of the IPO of $18,254, which included aggregate underwriting discounts of $9,844.

Subsequent to the IPO and the Recapitalization and Offering Transactions described above, the Corporation consolidated the financial results of DynaVox Holdings and its subsidiaries and reflected the ownership interest of the other members of DynaVox Holdings as a non-controlling interest in the Corporation’s consolidated financial statements beginning April 28, 2010. There was no change in basis as a result of the IPO or the Recapitalization and Offering Transactions.

Non-Controlling Interest

The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the statement of income represents the portion of earnings or loss attributable to the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Corporation attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of July 1, 2011, July 2, 2010, and April 27, 2010 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total *
July 1, 2011	20,416,193	9,391,680	29,807,873
	68.5%	31.5	100%
July 2, 2010 and April 27, 2010	20,451,648	9,375,000	29,826,648
	68.6%	31.4%	100%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

The non-controlling interest associated with the initial investment by DynaVox Holdings in the Corporation and subsequent transactions is calculated as follows:

DynaVox Holdings equity balance as of April 27, 2010(1)	$71,417
Non-controlling unitholders’ percentage	68.6%

Initial allocation of non-controlling interest in DynaVox Inc.	$48,992
Initial allocation of non-controlling interest shareholder notes	(271)

Total non-controlling interest of DynaVox Inc.	48,721
Non-controlling interest allocation for the period from April 28, 2010 to July 2, 2010:
Non-controlling interest associated with other comprehensive income	—
Payment of non-controlling interest shareholder notes	184
Interest on non-controlling interest shareholder notes	3
Allocation of income of DynaVox Inc.	2,397

Balance of non-controlling interest as of July 2, 2010	51,305
Non-controlling interest allocation for fiscal year 2011:
Non-controlling interest associated with other comprehensive income	59
Purchase of Holding Units from non-controlling interest	(92)
Allocation of income of DynaVox Inc.	5,438

Balance of non-controlling interest as of July 1, 2011	$56,710

(1)	Represents net book value of DynaVox Holdings immediately prior to the IPO of $24,517, an increase in net book value resulting from sale of Holdings Units to DynaVox Inc., less transaction costs of $44,990 and allocation of deferred tax assets of $1,910.

Tax Receivable Agreement

DynaVox Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Corporation entered into a tax receivable agreement (“TRA”) with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

At July 1, 2011, the Company recorded a liability of $39,790, representing the payments due to DynaVox Holdings owners under the TRA.

During the fiscal year ending June 29, 2012, the Company expects to pay $250 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to DynaVox Holdings owners under the tax receivable agreement, the Company estimated the amount of taxable income that DynaVox Inc. has generated over the previous fiscal year. Next, the Company estimated the amount of the specified TRA deductions at year end. This was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next fiscal year. These calculations are performed pursuant to the terms of the TRA.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). At July 1, 2011, the Company operated in one reportable segment.

Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include revenue recognition, trade receivables and related allowances, inventory valuation, derivative financial instrument valuation, equity-based compensation, deferred tax assets, the TRA and fair value measures for goodwill and other long-lived assets used in the Company’s initial recording and evaluation of impairment for such assets. Actual outcomes could differ from these estimates.

Fiscal Year End—The Company’s fiscal year ends on the Friday closest to June 30, resulting in either a 52- or 53-week year. The fiscal years ended July 1, 2011 (“2011”) and July 2, 2010 (“2010”) were each 52 weeks and the fiscal year ended July 3, 2009 (“2009”) was 53 weeks.

Seasonality—The Company’s business is seasonal and historically has realized a higher portion of its net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarters (second calendar quarter). Fourth quarter sales represented 30%, 29%, and 33% of total annual sales for fiscal years 2011, 2010, and 2009, respectively.

Foreign Currency Translation—The Company’s foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ and members’ equity. Gains or losses resulting from foreign currency transactions are included in other expenses—net in the consolidated statements of income.

Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and cash deposited at domestic and international financial institutions and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

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

Property and Equipment—Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Assets recorded under leasehold improvements are depreciated over the shorter of their useful lives or the related lease terms by the straight-line method. The estimated useful lives for molds, machinery, and equipment are 3 to 5 years. The estimated useful lives for computer and related equipment are 3 to 5 years. The estimated useful lives for furniture and fixtures are 5 to 10 years. Software is amortized on a straight-line basis, or on an accelerated basis if deemed more appropriate, as described in Software Development Costs discussion below.

Software Development Costs—Research and development costs are expensed as incurred. Development of computer software to be sold, leased, or otherwise marketed is subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Costs incurred before technological feasibility has been reached are expensed as research and development. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of (a) the ratio of current gross revenues for each product to the total of current anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product.

Unamortized capitalized software costs associated with commercial software products are regularly evaluated for impairment on a product-by-product basis by a comparison of the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When the unamortized balance exceeds the net realizable value, the unamortized balance is written down to the net realizable value and an impairment loss is recorded.

The Company capitalizes costs incurred to develop internal-use computer software. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software.

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset.

Goodwill and Intangible Assets—Goodwill represents the excess of the cost over the fair value of net tangible and intangible assets of acquired businesses. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition.

Goodwill and intangibles with indefinite lives, consisting of certain symbols and trade names, are reviewed at least annually, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying value of goodwill or the intangible asset exceeds its fair value, an impairment loss is recognized as a non-cash charge. The Company uses the end of its fiscal year for the annual test and has one reporting unit.

The Company also has finite-lived intangible assets comprised of noncompete agreements, acquired software technology, acquired patents, internally developed patents, trade names and acquired backlog, which are typically amortized on a straight-line basis over their estimated useful lives. Noncompete agreements are amortized over 6 years, acquired software technology is amortized over 3 to 10 years, acquired patents are amortized over 10 years, internally developed patents are amortized when granted, trade names are amortized over 3 years and acquired backlog is amortized over a 6 month period. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to noncompete agreements, patents and acquired backlog are included in operating expenses.

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

Sales of speech generating devices with embedded software (“Devices”): These hardware Devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. The Company provides a limited one-year warranty on the hardware for these Devices.

Revenue derived from sales being funded by certain payors, mainly Medicare and Medicaid, is recognized upon receipt of the shipment by the customer, as risk of loss does not pass until customer receipt. Revenue derived from sales to other customers is recognized upon product shipment to the customer when title and risk of loss to the product transfers.

The Company’s revenues are recorded, net of a contractual allowance for adjustments at the time of sale based on contractual arrangements with insurance companies, Medicare allowable billing rates, and state Medicaid fee schedules.

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

Sales of extended warranties for Devices: These service agreements provide separately priced extended warranty coverage for a one to four-year period, beyond the standard one-year warranty, on the Devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period. On occasion, the Company may offer to provide a second-year warranty at no additional cost to the customer. Under this promotion the deliverables are accounted for under revenue recognition guidance for multiple element arrangements. As fair value can be established for each element, the total sales price is allocated to each deliverable based on the relative fair value method. The fair value allocated to the second-year warranty service is deferred and recognized on a straight-line basis over the term of the extended warranty period.

Sales of communication and learning software: These software sales relate to communication and learning software sold to customers for use on personal computers (“Software”). This Software does not require significant production, modification, or customization for functionality. Revenue is recognized upon transfer of title and risk of loss. In connection with the sale of Software, technical support is provided to customers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. In addition, as part of its technical support, the Company provides updates on a when-and-if-available basis, which are limited to periodic bug fixes that provide no new functionality or features. As the fee for technical support is included in the initial fee for the Software, the technical support and services provided post-sale are provided within one year and the estimated cost of providing such support is deemed insignificant and infrequent, technical support revenues are recognized together with the Software revenue. Costs associated with the post-sale technical support are accrued at the time of the sale and are not significant.

Subscription arrangements for online content: These subscription arrangements provide customers the ability to collaborate and share content in a web-based platform. This subscription revenue is deferred and recognized as revenue on a straight-line basis over the term of the subscription agreement.

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

Warranty Costs—The Company’s products are covered by warranties against defects in material and workmanship for a period of one year from the date of sale. Estimated warranty costs are recorded at the time of sale. The warranty reserve is estimated by evaluating historical warranty costs and the number of products sold. Costs for warranty repairs provided in conjunction with extended service contracts are expensed as incurred.

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

Advertising Costs—Certain advertising costs, including costs of producing catalogs, direct mail and other promotional costs are expensed when the marketing campaign commences. The Company recognized $2,826, $240, $1,146 and $855 in advertising expense during the fiscal year ended July 1, 2011, period April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, and the fiscal year ended 2009 (Predecessor), respectively.

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

Equity-Based Compensation—The fair value of the Company’s equity- based compensation is estimated using the Black-Scholes option pricing model. Compensation expense for an award is estimated at the date of grant and is recognized over the requisite service period. Compensation expense is adjusted for an estimate of equity awards that do not vest in the future because service or performance conditions are not satisfied (forfeitures).

Income Taxes—As a result of the Company’s acquisition of Holdings Units from DynaVox Holdings, the Corporation expects to benefit from amortization and other tax deductions reflecting the step up in tax basis in the acquired assets. Those deductions will be allocated to the Corporation and will be taken into account in reporting the Corporation’s taxable income. As a result of a federal income tax election made by DynaVox Holdings, applicable to a portion of the Corporation’s acquisition of Holdings Units, the income tax basis of the assets of DynaVox Holdings, underlying a portion of the units the Corporation has acquired, have been adjusted based upon the amount that the Corporation has paid for that portion of its DynaVox Holdings’ Holdings Units. The Corporation has entered into an agreement with the selling unitholders of DynaVox Holdings that will provide for the additional payment by the Corporation to the selling unitholders of DynaVox Holdings equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Corporation realizes (i) from the tax basis in its proportionate share of DynaVox Holdings’ goodwill and other intangible assets that the Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As a result of these transactions, the Corporation’s tax basis in its share of DynaVox Holdings’ assets will be higher than the book basis of these same assets.

Deferred taxes are provided using a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences represent the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of change in tax laws and rates on the date of enactment. See additional information in Note 8.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of income.

Business and Credit Concentrations—Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company maintains cash with three major financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of July 1, 2011, cash of $2,805 is deposited at international banks and is not FDIC insured. A significant portion of the Company’s receivables are due from federal and state government reimbursement programs, such as Medicare ($1,990 and $2,607 as of July 1, 2011 and July 2, 2010, respectively), and various Medicaid state programs ($5,586 and $4,927 as of July 1, 2011 and July 2, 2010, respectively).

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable, short-term and long-term debt and interest rate agreements. See Note 8, “Fair Value Measurements” for additional information.

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

Other Comprehensive Income (Loss)—Other comprehensive income (loss) is a measure of income which includes both net income and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into the consolidated statements of income. Accumulated other comprehensive income (loss) (AOCI) is separately presented on the Company’s consolidated balance sheets as part of stockholders’ equity.

Recently Issued Accounting Standards— In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the existing guidance related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of equity, and allow two options for presenting the components of net income and other comprehensive income: 1) in a single continuous financial statement: a statement of income and other comprehensive income or 2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Additionally, reclassification adjustments for items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and other comprehensive income are presented. These changes should be applied on a restrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued changes to the existing guidance related to fair value measurement and disclosures. These changes provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance changes certain fair value measurement principles and enhances disclosure requirements. Additional disclosure requirements include, among other things, the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. These changes should be applied on a prospective basis for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, with early adoption prohibited. The Company does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards—In October 2009, the FASB issued changes to accounting for multiple-deliverable revenue arrangements, and arrangements that include software elements. These changes require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated among the various deliverables in a multi-element transaction using the relative selling price method. These changes remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These changes should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted the changes issued by the FASB on July 3, 2010 and it had no impact on the Company’s financial statements.

3. ACQUISITIONS

On January 4, 2010, the Company acquired all outstanding shares of Eye Response Technologies, Inc. (“ERT”) in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration. ERT developed and distributed certain eye gaze, and eye tracking technologies enabling people with disabilities to interface with a computer and communicate using only their eyes. With this acquisition, the Company enhanced its DynaVox EyeMax® product line by integrating certain aspects of ERT’s technology. The operations of ERT were moved from Virginia to the Company’s headquarters in Pittsburgh, Pennsylvania upon acquisition. ERT’s results of operations have been included in the Company’s consolidated statements of income beginning January 4, 2010.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$3,688
Contingent consideration—royalty agreement(2)	3,728
Contingent consideration—consulting agreement(3)	430
Contingent consideration—working capital adjustment(4)	117

Total consideration	$7,963

Recognized amounts of identifiable assets acquired and liabilites assumed:
Accounts receivable	$301
Inventory	141
Identifiable intangible assets(5)	5,670
Current maturities, long term debt	(296)
Accounts payable	(289)
Other current liabilities	(61)
Deferred tax liability	(2,175)

Total identifiable net assets and liabilities assumed	3,291

Goodwill	$4,672

(1)	Represents cash paid of $3,703 net of $15 cash acquired.
(2)	Contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years. The amount recorded represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products during the three year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. The Company considers these fair value measurements to be Level 3 inputs within the fair value hierarchy. The present value of the scenarios ranged from $3,355 to $3,906. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $3,728. As of July 1, 2011, the liability was $2,417, which reflects payments of $736 and $309 during fiscal years 2011 and 2010, respectively and a fair value adjustment recorded to other income of $266 during fiscal year 2011.
(3)	Contingent consideration related to a consulting agreement due to the previous owner related to future service over three years. The amount recorded represents the fair value of contractual consideration expected to be paid. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $430. As of July 1, 2011, the liability was $232, which reflects payments of $150 and $63 during fiscal years 2011 and 2010, respectively and fair value adjustments of $7 and $8 recorded to interest expense during fiscal years 2011 and 2010, respectively.
(4)	Contingent consideration related to certain working capital adjustments that are owed to the previous owner. The fair value of the working capital adjustment was determined based on the terms of the stock purchase agreement with the previous owner and was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $117. On October 13, 2010, the fair value of the working capital adjustment liability was paid in full.
(5)	Identifiable intangible assets are composed of the following items:
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

On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), the developer and manufacturer of the Tango! ®, an augmentative communication device designed primarily for children and teens. With this acquisition, the Company enhanced its speech generating device product offering for young people. The operations of Blink-Twice were moved from Baltimore to the Company’s headquarters upon acquisition. Blink-Twice’s results of operations have been included in the Company’s consolidated statements of income beginning July 6, 2009.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$933
Issuance of 19,602 Class A units(2)	712
Contingent consideration—acquired backlog(3)	674
Contingent consideration—working capital adjustment(4)	125

Total consideration	$2,444

Recognized amounts of identifiable assets acquired and liabilites assumed:
Accounts receivable	$337
Inventory	255
Property and equipment	143
Identifiable intangible assets(5)	1,644
Other assets	33
Current maturities, long term debt	(721)
Accounts payable	(176)
Other current liabilities	(205)

Total identifiable net assets and liabilities assumed	1,310

Goodwill	$1,134

(1)	Represents cash paid of $1,000 net of $67 of cash acquired.
(2)	The fair value of the Class A units was determined based on a valuation of the units using a combination of the market and income approaches.
(3)	Contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired Backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and is recorded within related-party payable in the consolidated balance sheets as the previous owner is a former employee and current stockholder of the Company. As of July 1, 2011, the related-party payable was $-0-, which reflects payments of $17 and $583 during fiscal years 2011 and 2010, respectively and a fair value adjustment of $74 that was recorded to other income during fiscal year 2010.
(4)	Contingent consideration related to certain working capital adjustments that were owed to the previous owner. The fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability. As of July 1, 2011, the related-party payable was $-0-, which reflects cumulative payments totaling $154 and a fair value adjustment of $29 that was recorded to other expense during fiscal year 2010.
(5)	Identifiable intangible assets are composed of the following items:
a.	Acquired backlog in the amount of $674 which is a finite-lived asset.

b.	Proprietary symbol sets to be used in products sold in the amount of $700 which is an indefinite-lived asset. An income approach was used to determine the fair value of the asset.
c.	Acquired software technology used in the Tango! device in the amount of $170 which is a finite-lived asset. A cost approach was used to determine the fair value of the asset.
d.	Trade name for the Tango! product under which it is currently sold in the amount of $100 which is a finite-lived asset. An income approach was used to determine the fair value of the asset.
(6)	Goodwill was calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable asset acquired and liabilities assumed.

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

	Pro Forma Successor	Pro Forma Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended July 3, 2009
		(Unaudited)
Net sales	$25,803	$89,641	$96,216
Net income attributable to the controlling and non-controlling interests	2,902	8,218	9,716

4. BALANCE SHEET ITEMS

Inventories as of July 1, 2011 and July 2, 2010, consist of the following:

	Successor
	2011	2010
Raw materials	$3,054	$4,443
Work in process	12	79
Finished goods	1,810	2,286

Inventories	$4,876	$6,808

Other current liabilities as of July 1, 2011 and July 2, 2010, consist of the following:

	Successor
	2011	2010
Accrued compensation	$4,437	$8,925
Interest rate swaps at market	—	631
ERT acquisition contingencies	1,665	1,770
Accrued royalties	38	46
Accrued warranty	135	157
Accrued income taxes	101	187
Accrued interest	9	46
Accrued professional fees	697	558
Other	781	845

Other current liabilities	$7,863	$13,165

5. PROPERTY AND EQUIPMENT

The components of property and equipment as of July 1, 2011 and July 2, 2010, are as follows:

	Successor
	2011	2010
Molds, machinery and equipment (net of impairment loss of $206 in fiscal year 2011, see Note 6)	$8,744	$6,278
Computer equipment and purchased software	4,725	4,436
Furniture, fixtures and office equipment	1,305	1,224
Leasehold improvements	644	599

Total property and equipment—gross	15,418	12,537
Less accumulated depreciation	(10,161)	(7,274)
Construction in process	260	1,802

Property and equipment—net	$5,517	$7,065

The Company capitalized interest of $42, $83, $0, and $69 during fiscal year ended 2011, the period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010, and fiscal year ended 2009 (Predecessor), respectively. Depreciation expense for the fiscal year ended 2011, period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal year ended 2009 (Predecessor) amounted to $3,377, $583, $2,288, and $2,186, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

As of July 1, 2011 and July 2, 2010, the carrying amount of the Company’s goodwill is $60,846.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	Successor
	July 1, 2011				July 2, 2010
	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$70	$1,848	$1,335	$3,253	$1,403	$1,850
Commercial computer software	311	—	77	234	—	—	—
Acquired patent technology	4,330	—	650	3,680	4,330	216	4,114
Developed patent technology	244	244	—	—	—	—	—
Trade name	100	42	58	—	100	33	67
Symbols and trademarks (indefinite live)	25,300	700	—	24,600	25,300	—	25,300

	$33,538	$1,056	$2,633	$29,849	$32,983	$1,652	$31,331

During the fourth quarter of fiscal 2011, the Company discontinued pursuing certain technology for which patent applications had been previously submitted. The costs were related to patents that had not yet been granted and totaled $244. The impairment loss was separately recorded on the Company’s statement of income.

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

The test for recoverability of a definite long-lived asset group to be held, and used, is performed by comparing the carrying amount of the long-lived assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, the projection of sales and cost of sales and the period of future operation. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. The Company performed a test for each asset grouping and determined that the book value of the finite-lived intangibles, mainly patents, related to the EyeMax product line was fully recoverable and no impairment charge was necessary. It was determined that the long-lived assets of the Tango! product line, comprised of fixed assets and finite-lived intangibles, was not fully recoverable and an impairment loss of $206 and $112, respectively, was recorded. The impairment loss recorded was equal to the excess of the carrying value of the long-lived assets over their fair value. The fair value was established by discounting the expected future cash flows to present value using factors that consider the timing and risk of the future cash flows.

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

In total, during the third quarter of fiscal 2011 the Company recorded an asset impairment loss of $1,018, related entirely to the Tango! product. The loss was separately recorded on the Company’s statement of income. The Company did not identify any indicators of impairment during the fourth quarter of fiscal 2011 that would require an impairment charge during its annual evaluation. No impairment loss was recorded during fiscal years 2010 and 2009 related to long-lived assets and finite-lived intangibles.

Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The income approach is based on a reporting units’ projection of operating results and cash flows that is discounted using a weighted- average cost of capital. The market approach is based on the Guideline Publicly Traded Company Method, which examines transactions in the marketplace involving the sale of the stocks of similar publicly owned companies. In addition to the above described valuation techniques, the Company also considers the Company’s aggregate fair value based upon the value of the Company’s outstanding shares of common stock. During the first and second quarters of fiscal 2011, the Company determined there were indicators of potential impairment of goodwill due to the significant decline in the Company’s stock price during the period. During the third quarter of fiscal 2011, based upon the impairment loss recorded during the period of certain definite and indefinite lived assets, as discussed above, the Company determined indicators of potential goodwill impairment existed during the period. As a result of these various indicators, the Company tested the carrying value of the reporting unit to estimate fair value as of the end of each reporting period. The Company concluded no goodwill impairment charge was necessary in any quarter as the fair value of the reporting unit exceeded the carrying value at the end of each reporting period. No impairment indicators were identified for intangibles with indefinite lives, other than discussed above; therefore, no interim impairment testing was performed for the Company’s remaining indefinite-lived intangibles. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and July 2, 2010 by utilizing a market and income approach for goodwill, as discussed above, and a relief from royalty method (a discounted cash flow methodology) for intangibles with indefinite-lives, and concluded that the fair value of its goodwill and intangibles with indefinite lives, exceeded their carrying value, and no impairment charge was necessary. No impairment loss was recorded during fiscal years 2010 and 2009 related to goodwill and intangibles with indefinite lives.

Amortization expense related to intangibles for the fiscal year ended 2011 and period from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 and fiscal years ended 2009 (Predecessor) was $981, $177, $1,251 and $468, respectively. Estimated amortization expense for each of the next five fiscal years is as follows: 2012—$908; 2013—$906; 2014—$885; 2015—$600; and 2016—$433.

7. LONG-TERM DEBT

Long-term debt as of July 1, 2011 and July 2, 2010 consists of the following:

	Successor
	2011	2010
2008 Credit Facility	$36,200	$47,066
Note payable	—	1,095

Total debt	36,200	48,161
Less current installments	—	(3,961)

Long-term debt—less current installments	$36,200	$44,200

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

On December 21, 2010, the Company entered into a third amendment to the 2008 Credit Facility in order to address a pre-IPO distribution of $10,000 for the 12-month period ended December 31, 2010. The third amendment modified certain covenant calculations, including the minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio and requires the Company to provide monthly financial statements to the lenders within 30 days of the end of each month. The Company incurred an arrangement fee of approximately $149 which was capitalized to deferred financing costs as a component of Other Assets and will be amortized through the remaining term of the 2008 Credit Facility.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% and 4.3% as of July 1, 2011 and July 2, 2010, respectively) or the Prime rate, plus a credit spread (6.3% as of both July 1, 2011 and July 2, 2010) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of July 1, 2011 and July 2, 2010, the Company’s credit spreads were as follows:

	July 1, 2011		July 2, 2010
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At July 1, 2011 and July 2, 2010, the commitment fee was 0.375% and 0.5%, respectively, on the unused portion of the revolving credit facility.

2008 Subordinated Note

On June 23, 2008, the Company entered into a Senior Subordinated Note Agreement with BlackRock Kelso Capital Company (“2008 Subordinated Note”) in the amount of $31,000, which requires repayment in one installment on June 23, 2015. The 2008 Subordinated Note bore interest on the outstanding principal at a rate per annum of 15% payable on the last day of each fiscal quarter. The 2008 Subordinated Note was junior to the 2008 Credit Facility and carried a premium for prepayment of 5% after the first and up to the second anniversary date, 3% after the second and up to the third anniversary date, 2% after the third and up to the fourth anniversary date, and 0% thereafter.

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

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid off in full on April 27, 2010 with proceeds from the IPO (Note 1). At July 1, 2011 and July 2, 2010 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at July 1, 2011 and July 2, 2010. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company was not required to make an excess cash flow payment for the year ended July 2, 2010. The Company voluntarily elected to prepay $3,000 and $5,975 of principal during the third and fourth quarters of fiscal 2011, respectively, which was applied in the direct order of maturity to future scheduled principal payments. As a result of the voluntary prepayments in fiscal 2011 no excess cash flow payment was required for fiscal 2011.

Note Payable

The $1,095 note payable as of July 2, 2010 is related to an acquisition in 2004 and had an interest rate of 7%, which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

8. INCOME TAXES

Income from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, includes the following income / (loss) components:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
Domestic	$9,535	$3,668	$10,169	$8,858
Foreign	(1,507)	(174)	(477)	161

	$8,028	$3,494	$9,692	$9,019

Components of the provision for income taxes consist of the following:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
Current expense
Federal	$139	$8	$122	$78
State and local	171	2	135	79
Foreign	95	21	197	24

Total current expense	405	31	454	181
Deferred expense/(benefit)
Federal	$855	$577	$(173)	$—
State and local	519	49	(32)	—
Foreign	(418)	(65)	(147)	—

Total deferred expense/(benefit)	956	561	(352)	—

Provision for income tax expense	$1,361	$592	$102	$181

Prior to April 28, 2010, the Company’s main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

Taxes payable as of July 1, 2011 and July 2, 2010 were $101 and $183, respectively.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. This favorable impact is partially offset by the impact of the decrease to the deferred tax rate, along with certain permanent items, such as meals and entertainment and lobbying expenses, which are not deductible for tax purposes.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
U.S. statutory tax rate	34.00%	34.00%	34.00%	34.00%
State and local taxes	4.15%	4.69%	4.39%	3.12%
Foreign taxes	1.35%	0.35%	0.41%	(0.33)%
Effect of permanent differences—other	2.93%	1.09%	3.28%	1.99%
Effect of permanent differences—equity compensation	0.12%	16.73%	(0.42)%	0.00%
Rate benefit as a LLC	(31.38)%	(39.94)%	(42.45)%	(36.77)%
Deferred rate change	6.42%	0.00%	0.00%	0.00%
Uncertain tax position	0.05%	0.08%	0.71%	0.00%
Other items	(0.67)%	(0.06)%	1.13%	0.00%

Effective tax rate	16.97%	16.94%	1.05%	2.01%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities for the fiscal years ended July 1, 2011 and July 2, 2010 are summarized as follows:

	Successor
	2011	2010
Current deferred tax assets
Compensation and benefits	$271	$310
Allowance for doubtful accounts	339	222
Other	63	196

Total current deferred tax assets	673	728

Total current deferred tax liabilities	(4)	—

Net current deferred tax assets	$669	$728

Long-term deferred tax assets
Goodwill and other intangibles	$39,645	$42,561
Research and development credit	162	—
Other	402	181
Net operating losses	4,314	1,594
Valuation allowance	(524)	(481)

Total long-term deferred tax assets	$43,999	$43,855

Long-term deferred tax liabilities
Goodwill and other intangibles	$(1,879)	$(2,161)
Property and equipment	(342)	(220)
Other	(1,101)	—

Total long-term deferred tax liabilities	$(3,322)	$(2,381)

Net long-term deferred tax assets	$40,677	$41,474

Total net deferred tax assets and liabilities	$41,346	$42,202

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company of $41,346 and $42,202 for the years ended July 1, 2011 and July 2, 2010, respectively.

The Company has federal, state, and foreign net operating losses of $9,875, $3,921 and $2,837, respectively, as of July 1, 2011. The federal net operating loss carryforwards expire from 2026-2031, while the state net operating losses expire from 2015-2031. The majority of the foreign net operating loss has an indefinite life, while the remaining foreign net operating loss is not material to the financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended July 1, 2011 for certain domestic and foreign subsidiaries. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth at these respective subsidiaries.

Based on this evaluation, as of July 1, 2011 and July 2, 2010, a valuation allowance of $524 and $481 respectively, has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections of growth for certain domestic and foreign subsidiaries.

The valuation allowance has increased by $43 in the current year due to additional losses realized in certain domestic and foreign jurisdictions, for which it is unlikely that a benefit will be realized for tax purposes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or sale or liquidation of the subsidiary. No federal or state income taxes have been provided on approximately $690 of foreign earnings considered to be permanently reinvested in foreign countries. The deferred tax liability associated with the undistributed foreign earnings is $200.

The Company adopted the accounting requirements of uncertain income tax positions effective July 2, 2007. The adoption did not have a material impact on the consolidated financial statements.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the fiscal years ended July 1, 2011 and July 2, 2010 are as follows:

	Successor
	2011	2010
Beginning of year balance	$67	$—
Increases in prior period tax positions	—	67
Decreases in prior period tax positions	(9)	—
Increases in current period tax positions	12	—
Settlements	—	—

End of year balance	$70	$67

A total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate is approximately $70 and $67 as of July 1, 2011 and July 2, 2010, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the changes in its unrecognized tax benefit reserve to have a material impact on its financial statements. The Company’s income tax provision included $2 and $5 of expense related to interest and penalties for the year ended July 1, 2011 and July 2, 2010, respectively.

The Company files income tax returns with federal, state, local and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2008-2010 are currently open for examination. Foreign tax returns associated with fiscal year 2007-2010 also remain open under the statute.

9. FAIR VALUE MEASUREMENTS

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

The following table presents liabilities measured at fair value on a recurring basis at July 1, 2011 and July 2, 2010:

	Successor
	As of July 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$253	$—	$—	$253

Total assets	$253	$—	$—	$253

	Successor
	As of July 2, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Interest rate swaps	$—	$(631)	$—	$(631)

Total liabilities	$—	$(631)	$—	$(631)

The carrying amounts reflected in the consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At July 1, 2011 and July 2, 2010, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was principally comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swaps for all periods presented to hedge exposure to interest rate risk on its variable-rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company enters into derivatives with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company has not experienced any credit losses on derivatives during the fiscal years ended July 1, 2011 and July 2, 2010 (Successor).

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

The Company had entered into interest rate swaps that matured at various dates in calendar years 2010 and 2011. The swaps served to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of July 1, 2011 and July 2, 2010, the outstanding notional amount was $0 and $27,000, respectively. Information related to the fair value of derivative instruments and their location in the consolidated balance sheet is presented below:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Successor	Successor
		Fair Value as of July 1, 2011	Fair Value as of July 2, 2010

Interest rate swaps	Other current liabilities	$—	$631

Total		$—	$631

Information related to the amounts recognized for derivatives and their location in the consolidated statements of income for the fiscal years ended July 1, 2011 and July 2, 2010 are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Amount of Loss Reclassified from AOCI to Income (1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Fifty-two weeks ended		Fifty-two weeks ended		Fifty-two weeks ended
		July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(306)	$(81)	$(440)	$(81)	$(746)

(1)	Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

As of July 2, 2010, the Company had reclassified all amounts recorded in other comprehensive income into other expense.

11. COMMITMENTS AND OTHER CONTINGENCIES

Leases—The Company leases office and operating facilities and machinery and equipment under operating leases that expire over the next five years. Rent expense for operating leases was $1,259, $231, $901and $1,093, for fiscal year ended 2011, the periods April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor), and fiscal year ended 2009 (Predecessor), respectively.

Future minimum lease payments under noncancelable operating leases as of July 1, 2011, are as follows:

Fiscal Year	Amount
2012	$1,150
2013	208
2014	74
2015	45
2016	45
Beyond fiscal year 2016	176

Total minimum lease payments	$1,698

Product Warranties—The Company accrues for product warranties included with products sold (one year warranty) based upon historical experience and other currently available evidence. The activity related to the product warranty liability for fiscal year ended 2011, the periods April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor), and fiscal year ended 2009 (Predecessor) are summarized in the following table:

	Successor		Predecessor
	2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	2009
Balance-beginning of period	$173	$259	$202	$230
Provision for warranties issued	204	61	71	168
Liabilities assumed in acquisition	—	—	138	—
Reductions for payments, cost of repairs, and other	(232)	(147)	(152)	(196)

Balance-end of period	$145	$173	$259	$202

Other Matters— From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

12. SEGMENT INFORMATION

The Company operates in a single segment to develop and market assistive communication technologies.

The Company’s net sales are comprised of two product lines; speech generating devices and special education software, and are as follows:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
Net sales:
Devices	$87,401	$21,181	$68,789	$75,007
Software	20,702	4,622	19,707	16,153

Total net revenue	$108,103	$25,803	$88,496	$91,160

Included in the consolidated financial statements are the following amounts related to geographical location:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
Net sales:
United States	$96,820	$23,310	$75,336	$77,500
International	11,283	2,493	13,160	13,660

Total net sales	$108,103	$25,803	$88,496	$91,160

	Fiscal Year Ended
	Successor		Predecessor
	July 1, 2011	July 2, 2010	July 3, 2009
Long-lived assets:
United States	$5,190	$6,667	$4,989
International	327	398	77

Total long-lived assets	$5,517	$7,065	$5,066

During the past three fiscal years, the Company did not have any sales to an individual customer that exceeded 10% of net sales

13. PROFIT-SHARING/SAVINGS PLAN

The Company has a 401(k) profit-sharing/savings plan covering most U.S. employees (the “associates”). Under the profit-sharing portion of the plan, at its discretion, the Company may contribute to the associates’ accounts a minimum of 4% of their salary for the fiscal year. Upon attainment of certain earning targets as approved by the Board of Directors, up to an additional 2% may be awarded. Under the savings feature of the plan, associates may make contributions to the plan, which are matched by the Company in an amount determined by the Board of Directors. For fiscal year 2011the Company did not approve a contribution for the profit sharing portion of the plan.

Expenses in the Company’s consolidated statements of income are summarized as follows:

	Successor		Predecessor
	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended
	July 1, 2011			July 3, 2009
Profit sharing plan employer contributions	$—	$377	$996	$937
Savings plan associate contributions matched	156	8	139	127

14. RELATED-PARTY TRANSACTIONS

During fiscal year 2010, the Company incurred a liability to certain investors for shared usage of assets and personnel, as well as for liabilities paid by certain investors on behalf of the Company. At July 1, 2011 and July 2, 2010, this liability was $0 and $10, respectively.

During fiscal year 2010, the Company recorded liabilities for contingent consideration related to the acquired backlog and net working capital adjustments of the Blink-Twice acquisition (Note 3). The amounts due are payable to the previous owner of Blink-Twice who is a current employee of the Company. At July 1, 2011 and July 2, 2010, the liability for the contingent consideration was $0 and $171, respectively.

During the period from July 4, 2009 to April 27, 2010 (Predecessor), and fiscal year 2009 (Predecessor) the Company incurred management expenses for advisory services from certain investors of $300 and $300, respectively. In addition, during the period from April 28, 2010 to July 2, 2010 (Successor), the Company incurred $3,100 of advisory services from certain investors related to the IPO that were recorded as a reduction of gross proceeds from the IPO within stockholders’ equity.

During fiscal year 2010, the Company recorded a related-party receivable within other receivables related to a non-officer loan for relocation of $80. During fiscal 2011, the balance of the relocation loan was $80 classified within other receivables and other non-current assets of $5 and $75, respectively.

As described in Note 17, the Company has provided partial recourse notes to certain non-officer employees of the Company to fund the purchase of Management Units.

During fiscal year 2010, the Company distributed $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company (Note 7).

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at July 1, 2011 and July 2, 2010 are as follows:

	Successor
	2011	2010
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(18)	$(46)

Accumulated other comprehensive loss attributable to non-controlling interests	$(42)	$(101)

Foreign currency translation adjustments, including those pertaining to non-controlling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

16. STOCKHOLDERS’ EQUITY STRUCTURE

Current Stockholders’ Equity Structure

Refer to the description of the Recapitalization Transactions and IPO as described in Note 1 for further information regarding the current capital structure of the Company.

The Company’s authorized capital stock consists of 1,000,000,000 shares of Class A common stock, par value $.01 per share, 1,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share.

As of July 1, 2011, there were 9,391,680 shares of the Corporation’s Class A common stock issued including 16,680 shares of restricted stock granted to certain directors of the Company and 9,383,335 shares outstanding, including 8,335 shares of restricted stock granted to certain directors of the Corporation, and 100 shares of Class B common stock issued with 53 shares of the Class B common stock held by the members of Dynavox Holdings and 47 shares by Dynavox Holdings. No preferred stock has been issued.

Specifics of the Company’s classes of stock are as follows:

Class A common stock

Class A common stock holders are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon the Corporation’s dissolution or liquidation or the sale of all or substantially all of the assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

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

Legacy Capital Structure

The capital structure discussed below is reflective of Dynavox Holdings’ structure as it existed at April 27, 2010, immediately prior to the Recapitalization Transactions. Immediately following the Recapitalization Transactions, the provisions set forth below no longer apply, see Note 1 for additional details.

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

Voting Rights—Unit holders were entitled to one vote for each unit held by such holder. Management Committee representatives are elected by a plurality vote of the Class A Members, Class B Members, Class C Members, Class D Members, Class E Members, Class W Members, Class X Members, Class Y Members, and Class Z Members, voting together as a class. Each Member holds one vote for each Class A Unit, Class B Unit, Class C Unit, Class D Unit, Class E Unit, Class W Unit, Class X Unit, Class Y Unit, and Class Z Unit held by each Member. Holders of a majority of the total voting power of the outstanding Class A Units, Class B Units, Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units and Class Z Units may remove any representative from the Management Committee at any time.

Priority Upon Distributions—Unit holders had the right to receive distribution of assets of the Company based on the following schedule, and in the sequence listed below:

(1)	Class A Members, pro rata in accordance with the number of each such Member’s Class A Units, until the Class A Members have received cumulative distributions equal to such Members’ aggregate capital contributions in respect of their Class A Units;

(2)	The remaining distributable assets from number (1) above would have been distributed on a pari passu basis to Class B Units, Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units, and Class Z Units. Distributions are limited to such Members’ aggregate capital contributions.

(3)	The remaining distributable assets from number (2) above would have been distributed on a pari passu basis as follows:

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

Class E Units: Class E Members distributed an amount equal to the product of a percentage determined by the Management Committee in its sole discretion (the “Class E Units Allocation Percentage”).

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

Call Option—In the event that the Management Investor’s employment with the Company would have terminated for any reason, the Company had the right to purchase back all Units, subject to the terms and conditions of the Management Unit subscription agreement.

Initial Public Offering—Upon the consummation of the IPO, the Company made adequate and equitable provisions such that the applicable percentage of each Unit holder’s Class A, Class B Units, Class C Units, Class D Units, Class E Units, Class W Units, Class X Units, Class Y Units, and Class Z Units became converted into fully paid and nonassessable shares of common stock of the Company. Management Investors agreed not to sell, or pledge that, until the first anniversary of the IPO, equity securities of the Company (including any equity securities received from the Company upon the IPO) or any securities convertible into or exercisable or exchangeable for equity. Unit holders have no preemptive or redemption rights.

Information about the issued classes of common units for fiscal year 2011 (Successor),the periods from April 28, 2010 to July 2, 2010 (Successor), July 4, 2009 to April 27, 2010 (Predecessor) and fiscal year 2009 (Predecessor), is as follows:

	Holdings Units	Class A Common Units	Class B Common Units	Class C Common Units	Class D Common Units	Class E Common Units	Class W Common Units	Class X Common Units	Class Y Common Units	Class Z Common Units	Treasury Units
Balance—June 27, 2008	—	4,060,490	73,612	90,800	164,410	5,000	93,333	93,333	112,000	112,000	(2,149,658)
Issuances	—	1,100	10,085	14,855	26,271	3,250	11,290	11,290	13,550	13,550
Redemptions, forfeitures and cancellations		—	(10,424)	(10,424)	(20,847)						(47,303)

Balance—July 3, 2009	—	4,061,590	73,273	95,231	169,834	8,250	104,623	104,623	125,550	125,550	(2,196,961)
Issuances	—	19,062	1,330	—	—		5,377	5,377	6,450	6,450	15,650
Redemptions, forfeitures and cancellations	—	(5,000)									(10,294)
Recapitalization transaction (Note 1)	25,610,294	(4,075,652)	(74,603)	(95,231)	(169,834)	(8,250)	(110,000)	(110,000)	(132,000)	(132,000)	2,191,605

Balance—April 27, 2010	25,610,294	—	—	—	—	—	—	—	—	—	—

Issuances
Redemptions, forfeitures and cancellations	(5,158,646)

Balance—July 2, 2010	20,451,648

Issuances	—
Redemptions, forfeitures and cancellations	(35,455)

Balance—July 1, 2011	20,416,193

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

The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Successor
	Fiscal 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$34	$13	$30	$77
Successor Options	17	156	261	1,534	1,968
Successor RSA’s	—	—	—	79	79

Total	$17	$190	$274	$1,643	$2,124

	Fiscal 2010
	Successor					Predecessor
	Period from April 28, 2010 to July 2, 2010					Period from July 4, 2009 to April 27, 2010
	Costof Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$566	$198	$955	$1,719	$—	$262	$66	$306	$634
Successor Options	4	40	57	307	408					—
Successor RSA’s	—	—	—	6	6	—	—	—	—	—

Total	$4	$606	$255	$1,268	$2,133	$—	$262	$66	$306	$634

	Predecessor
	Fiscal 2009
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$219	$141	$402	$764

	$—	$219	$141	$402	$764

As a result of the Recapitalization and IPO transactions (Note 1), certain management and director equity units were subject to accelerated vesting resulting in expense recognition of approximately $1,675 during the period from April 28, 2010 to July 2, 2010 (Successor), noted above.

The 2010 Long-Term Incentive Plan (the “2010 Plan”) was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. Stock options and restricted stock awards are approved by the Compensation Committee of the board of directors and granted to employees and certain directors of the Corporation. Stock options primarily vest over four to five years and restricted stock vests over one to two years, with both expiring 10 years from the date of grant.

A summary of the Company’s stock option activity under the 2010 Plan for fiscal years ended 2011 and 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—July 4, 2009	—	$—	$—
Granted	1,370,500	15.00	15.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding—April 27, 2010	1,370,500	15.00	15.00	10.0	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365

Granted	42,500	4.10-9.45	6.50
Exercised	—	—
Forfeited	(29,000)	9.45-15.00

Outstanding—July 1, 2011	1,384,000	$4.10-15.00	$14.75	8.8	$75

Exercisable—July 1, 2011	279,075	$15.00	$15.00	8.8	$—

The weighted-average grant date fair value of the stock options granted during fiscal years 2011 and 2010 under the 2010 Plan was $3.84 and $6.99 per share, respectively.

The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	July 1,	July 2,
Black-Scholes Option Valuation Assumptions:	2011	2010
Dividend yield(1)	0%	0%
Expected volatility(2)	47.4-84.0%	41.8%
Risk-free interest rates(3)	2.0-3.0%	3.2%
Expected term of options(4)	6.4	6.5

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	For fiscal year 2011 the expected volatility was based on the historical volatility of the Company’s Class A common stock. During fiscal year 2010, the expected volatility was determined using a peer group of public companies within the educational services industry as it was not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of July 1, 2011, there was $7,176 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 3.6 years.

A summary of the Company’s restricted share activity under the 2010 Plan for fiscal years 2011 and 2010 are as follows:

	Restricted Shares	Weighted Average Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Nonvested outstanding—July 4, 2009	—	$—		$—
Granted	8,335	15.00		$125
Vested	—	—
Forfeited	—	—

Nonvested Outstanding—April 27, 2010	8,335	$15.00	2.0	$119
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested Outstanding—July 2, 2010	8,335	$15.00	1.8	$127
Granted	8,345	$8.99		$75
Vested	(4,168)	$15.00		$22
Forfeited	—	—

Nonvested Outstanding—July 1, 2011	12,512	$10.99	0.8	$95

The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

As of July 1, 2011, there was $115 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 0.8 years.

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

The purchase prices paid by management for shares granted during fiscal year 2010, were $7.07 and $16.95 for Class B units, $4.94 and $14.65 for Class C units, $3.57 and $13.77 for Class D units, $7.79 and $13.14 for Class W units, $4.35 and $12.64 for Class X units, $1.85 and $11.71 for Class Y units, and $0.55 and $10.54 for Class Z units. There were no Class A or Class E units issued to personnel as long-term compensation during fiscal year 2011 or 2010; however, 5,000 Class A units were forfeited during fiscal 2010 that were issued at a grant date fair value of $10.00 per unit, and repurchased for $37.34.

A summary of the changes in non-vested units outstanding during fiscal year 2011 and 2010 is detailed in the following tables below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Holdings Units:
Nonvested units as of July 3, 2009	—	$—
Granted(1)	183,043	2.98
Vested	(17,470)	1.34
Forfeited	—	—
Redeemed	—	—

Nonvested units as of July 2, 2010	165,573	$2.97	$1,049

Granted(1)	—
Vested	(42,079)	3.44
Forfeited	(35,455)	2.25
Redeemed	—	—

Nonvested units as of July 1, 2011	88,039	$3.02	$15

Class B Units:
Nonvested units as of July 3, 2009	16,211	$11.40
Granted	4,294	41.94
Vested	(6,992)	11.32
Forfeited	(2,822)	11.44
Redeemed(1)	(10,691)	23.71

Nonvested units as of July 2, 2010	—	$—	$—

Class C Units:
Nonvested units as of July 3, 2009	62,597	$4.96
Granted	4,874	36.70
Vested	(66,238)	7.11
Forfeited	(1,233)	14.71
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class D Units:
Nonvested units as of July 3, 2009	110,214	$4.86
Granted	7,810	36.37
Vested	(115,716)	6.80
Forfeited	(2,308)	14.01
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

(1)	Represents 26,377 unvested units converted to 183,043 Holdings Units as part of Recapitalization Transaction (Note 1).

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Class E Units:
Nonvested units as of July 3, 2009	2,650	$14.72
Granted	—	—
Vested	(721)	14.39
Forfeited	—	—
Redeemed(1)	(1,929)	14.84

Nonvested units as of July 2, 2010	—	$—	$—

Class W Units:
Nonvested units as of July 3, 2009	84,148	$8.74
Granted	5,377	33.52
Vested	(74,668)	8.50
Forfeited	(1,100)	16.33
Redeemed(1)	(13,757)	19.14

Nonvested units as of July 2, 2010	—	$—	$—

Class X Units:
Nonvested units as of July 3, 2009	104,623	$5.28
Granted	5,377	32.32
Vested	(109,250)	6.56
Forfeited	(750)	12.66
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Y Units:
Nonvested units as of July 3, 2009	125,550	$2.93
Granted	6,450	31.32
Vested	(131,100)	4.26
Forfeited	(900)	11.73
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Z Units:
Nonvested units as of July 3, 2009	125,550	$1.63
Granted	6,450	30.55
Vested	(131,100)	2.99
Forfeited	(900)	10.55
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

(1)	Represents unvested units converted to New Class A units as part of Recapitalization Transaction (Note 1).

Total compensation cost related to nonvested awards not yet recognized is $126 and will be recognized over a weighted-average vesting period of 2.6 years. The remaining service-based units will retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

During fiscal year 2010, the Company received $200 from employees related to unit purchases.

Information pertaining to the fair values of units granted and vested is set forth in the following table for the periods ended July 1, 2011 and July 2, 2010:

	Fiscal 2011	Fiscal 2010
Weighted-average per unit grant date fair value	$—	$34.36
Total fair value of units vested during the period	$145	$3,674

The fair value of each restricted unit is estimated on the date of grant and amortized over the service period. The fair value of each restricted unit was determined using the Black-Scholes option-valuation model with the following weighted-average assumptions for the fiscal periods ended:

Predecessor Units
2010
Assumptions:
Dividend yield(1)	— %
Expected volatility(2)	39.5
Risk-free interest rates(3)	2.22% to 2.24%
Expected term of units(4)	4 or 5 years

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was determined using a peer group of public companies within the educational services industry as it is not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices.
(3)	The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the options.
(4)	The expected term of the units was determined in accordance with the existing equity agreements as the underlying units are assumed to be exercised upon the passage of time and the attainment of certain operating targets.

18. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Successor
	Fiscal 2011	Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income per Class A common share- net income attributable to DynaVox Inc.	$1,229	$505

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	9,375,824	9,375,000
Effect of dilutive securities:
Options and restricted stock	74	312,366

Denominator for diluted net income per common share-adjusted weighted average shares	9,375,898	9,687,366

Basic net income attributable to DynaVox Inc. per common share	$0.13	$0.05

Diluted net income attributable to DynaVox Inc. per common share	$0.13	$0.05

Equity awards to purchase approximately 1,369,071 and 1,370,500 weighted average shares of common stock during fiscal 2011 and the period from April 28, 2010 to July 2, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for fiscal 2011 and the period from April 28, 2010 to July 2, 2010, approximately 1,066 and 8,335 weighted average shares, respectively, of service-based restricted stock awards were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

19. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Year Ended July 1, 2011
	Quarter Ended
	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011	Total
Net sales	$21,569	$25,526	$28,668	$32,340	$108,103
Gross profit	$15,335	$17,939	$19,942	$22,636	$75,852
Income (loss) from operations	$(831)	$1,743	$3,822	$5,476	$10,210
Net income (loss) attributable to controlling and non-controlling interests	$(1,719)	$994	$2,791	$4,601	$6,667
Net income (loss) attributable to DynaVox Inc.	$(504)	$152	$651	$930	$1,229
Basic earnings (loss) per common stock.	$(0.05)	$0.02	$0.07	$0.10	$0.13
Diluted earnings (loss) per common stock.	$(0.05)	$0.02	$0.07	$0.10	$0.13

	Predecessor				Successor
				Fourth Quarter Ended
	Quarter Ended			Period from April 3, 2010 to April 27, 2010	Period from April 28, 2010 to July 2, 2010
	October 2, 2009	January 1, 2010	April 2, 2010			Total
Net sales	$24,255	$28,608	$28,382	$7,251	$25,803	$114,299
Gross profit	$18,191	$21,523	$21,501	$5,526	$19,625	$86,366
Income from operations	$4,134	$5,838	$5,257	$1,525	$6,460	$23,214
Net income attributable to controlling and non-controlling interests	$1,660	$3,724	$2,882	$1,324	$2,902	$12,492
Net income attributable to DynaVox Inc.					$505
Basic earnings per common stock					$0.05
Diluted earnings per common stock					$0.05

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

10.1	Third Amended and Restated Limited Liability Company Agreement of DynaVox Systems Holdings LLC, dated as of April 21, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2	Exchange Agreement, dated as of April 21, 2010, among DynaVox Inc. and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2.1	Amendment No.1 to Exchange Agreement, dated as of April 26, 2011, among DynaVox Inc. and the Holdings Unitholders party thereto (incorporated by reference to Exhibit 10.2.1 to the Registration Statement on Form S-3 filed by DynaVox Inc. on May 2, 2011 (File No. 333-173823)).

10.3	Tax Receivable Agreement, dated as of April 21, 2010, by and among DynaVox Inc., DynaVox Systems Holdings LLC and the Members from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.4	Registration Rights Agreement, dated as of April 21, 2010, by and among DynaVox Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.5	Amended and Restated Securityholders Agreement, dated as of April 21, 2010, among DynaVox Inc., DynaVox Systems Holdings LLC and the Securityholders from time to time party thereto (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.6 ***	DynaVox Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.7 ***	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.8 ***	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.9 ***	DynaVox Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.10 ***	Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.11 ***	Amended and Restated Employment Agreement between Edward L. Donnelly and DynaVox Systems LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

E-1

Exhibit Number	Description of Exhibit

10.12 ***	Amended and Restated Employment Agreement between Michelle L. Heying and DynaVox Systems LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.13 ***	Amended and Restated Employment Agreement between Kenneth D. Misch and DynaVox Systems LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))

10.14 ***	Employment Agreement between Robert E. Cunningham and DynaVox Systems LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.15 ***	Severance Pay and Release Agreement between Robert Culhane and DynaVox Systems LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))

10.16	Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.1	First Amendment, dated February 5, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.2	Second Amendment, dated March 4, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.3	Third Amendment, dated December 21, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by DynaVox Inc. on February 9, 2011 (File No. 001-34716)).

10.17	Management Agreement, dated May 13, 2004, among DynaVox Systems Holdings LLC, DynaVox Systems LLC, Vestar Capital Partners and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.17.1	Termination Agreement, dated March 15, 2010, of the Management Agreement among DynaVox Systems Holdings LLC, DynaVox Systems LLC, Vestar Capital Partners and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.15.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.18	Letter Agreement, dated March 15, 2010, among DynaVox Systems Holdings LLC, Vestar Capital Partners IV, L.P. and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.19 ***	DynaVox Systems LLC Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

21.1 *	List of subsidiaries.

23.1 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification required by Rule 13a-14(a).

31.2 *	Certification required by Rule 13a-14(a).

E-2

Exhibit Number	Description of Exhibit

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or compensatory plan or arrangement.

E-3