Form 10-Q
period 2011-09-30
DynaVox Inc.
filed 2011-11-10
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 10,308,488 as of November 1, 2011. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of November 1, 2011 was 47 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2011

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

•	If we fail to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we could be subject to enforcement actions.

•	Risks related to our organizational structure.

•	DynaVox Inc. is controlled by the limited partners of DynaVox Systems Holdings LLC, whose interests may differ from those of our public shareholders.

•

We will be required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with our IPO, future purchases or exchanges of Holdings Units and related transactions, and the amounts we may pay could be significant.

•

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

•	Our use of leverage may expose us to substantial risks.

•	Risks related to our Class A Common Stock.

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

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011	July 1, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,450	$12,171
Trade receivables—net of allowance for doubtful accounts of $2,547 and $2,228 as of September 30, 2011 and July 1, 2011, respectively	17,384	18,676
Other receivables	293	318
Inventories	4,513	4,876
Prepaid expenses and other current assets	1,308	1,298
Deferred taxes	669	669

Total current assets	38,617	38,008
PROPERTY AND EQUIPMENT—Net	4,810	5,517
GOODWILL	60,846	60,846
INTANGIBLES—Net	29,622	29,849
DEFERRED TAXES	43,503	40,677
OTHER ASSETS	2,074	2,253

TOTAL ASSETS	$179,472	$177,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,866	$6,680
Deferred revenue	1,396	1,346
Payable to related parties pursuant to tax receivable agreement	250	250
Other liabilities	7,409	7,863

Total current liabilities	13,921	16,139
LONG-TERM DEBT	36,200	36,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	43,304	39,540
OTHER LONG-TERM LIABILITIES	2,470	2,722

Total liabilities	95,895	94,601

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 10,308,488 shares issued and 10,297,339 outstanding at September 30, 2011, 9,391,680 shares issued and 9,383,335 shares outstanding at July 1, 2011	103	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2011 and July 1, 2011	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at September 30, 2011 and July 1, 2011.	—	—
Additional paid-in capital	24,070	22,228
Retained earnings	3,975	3,535
Accumulated other comprehensive loss	(51)	(18)

Total stockholders’ equity attributable to DynaVox Inc.	28,097	25,839
Non-controlling interest	55,567	56,797
Non-controlling interest shareholder notes	(87)	(87)

Total stockholders’ equity	83,577	82,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,472	$177,150

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Thirteen Weeks Ended
	September 30, 2011	October 1, 2010
NET SALES	$26,182	$21,569
COST OF SALES	7,186	6,234

GROSS PROFIT	18,996	15,335

OPERATING EXPENSES:
Selling and marketing	9,563	8,737
Research and development	2,191	2,534
General and administrative	4,376	4,787
Amortization of certain intangibles	110	108

Total operating expenses	16,240	16,166

INCOME (LOSS) FROM OPERATIONS	2,756	(831)

OTHER INCOME (EXPENSE):
Interest income	6	9
Interest expense	(569)	(683)
Change in fair value and net loss on interest rate swap agreements	—	(67)
Other expense—net	(9)	(268)

Total other expense—net	(572)	(1,009)

INCOME (LOSS) BEFORE INCOME TAXES	2,184	(1,840)
INCOME TAX EXPENSE (BENEFIT)	359	(121)

NET INCOME (LOSS) ATRRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$1,825	$(1,719)
Less: Net (income) loss attributable to the non-controlling interests	(1,385)	1,215

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$440	$(504)

Weighted-average shares of Class A common stock outstanding:
Basic	10,069,306	9,375,000

Diluted	10,069,306	9,375,000

Net income available to Class A common stock per share:
Basic	$0.04	$(0.05)

Diluted	$0.04	$(0.05)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common A shares		Common B shares				Accumulated			Non- Controlling

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Comprehensive Income	Non- Controlling Interest	Interest Shareholder Notes	Total Stockholders’ Equity
BALANCE—July 2, 2010	9,383,335	$94	100	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	545	—	—	—	—	—	545
Equity distributions	—	—	—	—	(1,441)	—	—	—	—	—	(1,441)
Net loss	—	—	—	—	—	(504)	—	(504)	(1,215)	—	(1,719)
Foreign currency translation gain	—	—	—	—	—	—	1	1	3	—	4

BALANCE—October 1, 2010	9,383,335	$94	100	$—	$23,309	$1,802	$(45)	$(503)	$50,180	$(87)	$75,253

BALANCE—July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$—	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	542	—	—	—	—	—	542
Equity distributions	—	—	—	—	(545)	—	—	—	—	—	(545)
Adjustment to give effect to the tax receivable agreement with DynaVox Holdings	—	—	—	—	(696)	—	—	—	—	—	(696)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	914,004	9	—	—	2,530	—	—	—	(2,539)	—	—
Net income	—	—	—	—	—	440	—	440	1,385	—	1,825
Foreign currency translation loss	—	—	—	—	—	—	(33)	(33)	(58)	—	(91)

BALANCE—September 30, 2011	10,297,339	$103	100	$—	$24,070	$3,975	$(51)	$407	$55,567	$(87)	$83,577

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	September 30, 2011	October 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$1,825	$(1,719)
Depreciation	814	779
Amortization of certain intangibles	227	229
Amortization of deferred financing costs	170	159
Equity-based compensation expense	542	545
Change in fair value of interest rate swaps	—	(121)
Bad debt expense	548	259
Change in fair value of acquisition contingencies	6	238
Deferred taxes	243	(254)
Changes in operating assets and liabilities:
Trade receivables	769	3,010
Inventories	363	(786)
Other assets	(2)	(56)
Deferred revenue	(138)	(84)
Trade accounts payable	(1,751)	(672)
Accrued compensation	(354)	(5,878)
Accrued interest	(4)	(14)
Related-party payable	—	(10)
Disbursements on derivative instruments	—	(188)
Other—net	229	579

Net cash provided by (used in) operating activities	3,487	(3,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182)	(1,429)

Cash used in investing activities	(182)	(1,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	—	(1,095)
Payment on acquisition contingencies	(383)	(416)
Equity distributions	(545)	(1,441)
Redemptions of management and common units	(7)	—

Cash used in financing activities	(935)	(2,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(91)	4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,279	(8,361)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,171	20,777

End of period	$14,450	$12,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$395	$528

Net income taxes paid	$70	$111

The Company had non-cash investing activities of $10 and $83 for accrued capital costs during the thirteen weeks ended September 30, 2011 and October 1, 2010, respectively. During the thirteen weeks ended September 30, 2011, the Company had non-cash operating activity of $696 related to the effect of exchanges on the tax receivable liability recorded through stockholders’ equity.

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except unit, share and per share amounts)

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

The Corporation was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”). On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of the Corporation was declared effective and the price of such shares was set at $15.00 per share. The IPO closed on April 27, 2010, the Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units called “Holdings Units.” In addition, each Holdings Units unit holder received one share of the Corporation’s Class B common stock. These transactions are collectively referred to as the “Recapitalization Transactions.” The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement, as amended) the Holdings Units unitholders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversation rate adjustments for stock splits, stock dividends and reclassifications. Notwithstanding the foregoing, for so long as Holdings Unit unitholders other than the Corporation hold in excess of 25% of the outstanding Holdings Units (including Holdings Units held by the Corporation), Holdings Unit unitholders shall only be entitled to effect exchanges on the second Friday or the last day of each fiscal month of the Corporation occurring following May 2, 2011, the date of the initial filing of the registration statement filed by the Corporation with the SEC to cover issuances of shares of Class A common stock upon exchange; provided that Holdings Unit unitholders may effect exchanges on a day that is not the second Friday or last day of a fiscal month of the Corporation during the one week period immediately following the effective date of such registration statement. The registration statement was declared effective on July 12, 2011.

Subsequent to the IPO and Recapitalization Transactions described above, the Corporation consolidated the financial results of DynaVox Holdings and its subsidiaries and reflected the ownership interest of the other members of DynaVox Holdings as a non-controlling interest in the Corporation’s consolidated financial statements beginning April 28, 2010. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Corporation attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders.

Collectively, the Corporation and DynaVox Holdings are referred to as the “Company” and as such, references to the “Company” refer to the period subsequent to the IPO and Recapitalization Transactions.

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of July 1, 2011 and September 30, 2011 and reflects the repurchase and cancellation of 6,498 unvested Holdings Units and the exchange of 914,004 vested Holdings Units for Class A common stock during the thirteen weeks ended September 30, 2011.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common A Shares	Total *
July 1, 2011	20,416,193	9,391,680	29,807,873
September 30, 2011	19,495,691	10,308,488	29,804,179

Ownership percentage:
July 1, 2011	68.5%	31.5%	100%
September 30, 2011	65.4%	34.6%	100%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

Tax Receivable Agreement

As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and subsequent exchanges of Holdings Units into Class A commons stock, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, DynaVox Holdings has made and intends to continue to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. Both the initial and each subsequent exchange is expected to result in proportionate increases in the tax basis of the assets of DynaVox Holdings as a result of the election under Section 754 that otherwise would not have been available. Both this proportionate share of existing tax basis and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

As of July 1, 2011, the liability representing the expected payments due relating to exchanges by DynaVox Holdings owners under the TRA was $39,790. During the fiscal year ending June 29, 2012, the Company expects to pay $250 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

The Company accounts for the income tax effects and corresponding TRA effects as a result of the initial purchase and sale of the units of DynaVox Holdings in connection with the IPO and subsequent exchanges of DynaVox Holdings units for the Company’s Class A common shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by DynaVox Holdings, based upon enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. The tax effects of transactions with stockholders that result in a change in the tax basis of the company’s assets and liabilities will be recognized in equity.

During the thirteen week period ended September 30, 2011, the Company recorded an increase to the TRA liability of $3,765 related to the exchange of 914,004 units of DynaVox Holdings for Class A common stock. Of this increase, $3,069 represents 85% of the estimated tax benefits related to (i) the increases in tax basis as described above and (ii) the estimated payments under the tax receivable agreement and has been recorded as an increase to a long-term deferred tax asset. The remaining $696 represents 85% of the estimated tax benefits related to the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and certain other tax benefits as provided for under the TRA and has been recognized in equity.

2. ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full fiscal year or for any future period. The July 1, 2011 financial information has been derived from the Company’s audited financial statements.

There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011.

Recently Issued Accounting Standards-In September 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the existing guidance related to testing goodwill for impairment. Under the amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption to have any impact on the Company’s consolidated financial statements.

3. BALANCE SHEET ITEMS

Inventories as of September 30, 2011 and July 1, 2011 consist of the following:

	September 30, 2011	July 1, 2011
Raw materials	$2,772	$3,054
Work in progress	20	12
Finished goods	1,721	1,810

Inventories	$4,513	$4,876

The components of property and equipment as of September 30, 2011 and July 1, 2011 are as follows:

	September 30, 2011	July 1, 2011
Molds, machinery and equipment	$8,829	$8,744
Computer equipment and purchased software	4,991	4,725
Furniture, fixtures and office equipment	1,305	1,305
Leasehold improvements	644	644

Total property and equipment — gross	$15,769	$15,418
Less accumulated depreciation	(10,971)	(10,161)
Construction in process	12	260

Property and equipment — net	$4,810	$5,517

Accumulated other comprehensive loss as of September 30, 2011 and July 1, 2011 are as follows:

	September,30,	September,30,
	September 30, 2011	July 1, 2011
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(51)	$(18)

Accumulated other comprehensive loss attributable to non-controlling interest	$(100)	$(42)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

4. GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2011 and July 1, 2011, the carrying amount of the Company’s goodwill was $60,846.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	September 30, 2011				July 1, 2011
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$70	$1,947	$1,236	$3,253	$70	$1,848	$1,335
Commercial computer software	311	—	97	214	311	—	77	234
Acquired patent technology	4,330	—	758	3,572	4,330	—	650	3,680
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trademarks (indefinite live)	25,300	700	—	24,600	25,300	700	—	24,600

	$33,538	$1,056	$2,860	$29,622	$33,538	$1,056	$2,633	$29,849

Long-lived assets, which include fixed assets and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. Goodwill and intangibles with indefinite-lives are reviewed at least annually, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The income approach is based on a reporting units’ projection of operating results and cash flows that is discounted using a weighted- average cost of capital. The market approach is based on the Guideline Publicly Traded Company Method, which examines transactions in the marketplace involving the sale of the stocks of similar publicly owned companies. In addition to the above described valuation techniques, the Company also considers the Company’s aggregate fair value based upon the value of the Company's outstanding shares of common stock.

The Company uses the end of its fiscal year for the annual test and has one reporting unit. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and concluded that the fair value of its goodwill and intangibles with indefinite lives, exceeded their carrying value, and no impairment charge was necessary. During the first quarter of fiscal 2012, the Company determined there were indicators of potential goodwill impairment due to the decline in the Company’s stock price during the period. As a result, the Company tested the carrying value of the reporting unit by utilizing a market approach to estimate fair value as of the end of the reporting period. The market approach is based on the Company’s market capitalization as of the end of the reporting period. The Company concluded no goodwill impairment charge was necessary as the fair value of the reporting unit exceeded the carrying value at the end of the reporting period. No impairment indicators were identified for intangibles with indefinite lives; therefore, no interim impairment testing was performed for the Company’s remaining indefinite-lived intangibles.

Amortization expense related to intangibles for the thirteen week periods ended September 30, 2011 and October 1, 2010 was $227 and $229, respectively. Estimated amortization expense for the remainder of fiscal year 2012 and each subsequent four fiscal years is as follows: 2012—$681; 2013—$906; 2014—$885; 2015—$600; and 2016—$433.

5. LONG-TERM DEBT

Long-term debt as of September 30, 2011 and July 1, 2011 consists of the following:

	September 30, 2011	July 1, 2011
2008 Credit Facility	$36,200	$36,200

Total debt	36,200	36,200
Less current installments	—	—

Long-term debt—less current installments	$36,200	$36,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA), as amended. As of September 30, 2011 and July 1, 2011, the 2008 Credit Facility provides $52,000 of term loans, up to $12,925 of revolving loans and letters of credit and up to $12,000 available for restricted distributions provided the Company is in compliance with certain financial and non-financial covenants. Principal amortization began September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013. As a result of the $8,975 of voluntary prepayments made during fiscal 2011, which were applied in the direct order of maturity, the Company has no current obligations due under the term loan.

Effective April 27, 2010, the agent and lenders under the 2008 Credit Facility consented to DynaVox Holdings the transfer of all of its obligations under the 2008 Credit Facility to a newly formed wholly-owned subsidiary of DynaVox Holdings that became the immediate holding Company parent of DynaVox Systems LLC upon the consummation of the IPO (Note 1). All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets, all present and future assets of each guarantor on a first lien basis and 65% of the equity in foreign subsidiaries.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of both September 30, 2011 and July 1, 2011) or the Prime rate, plus a credit spread (6.3% as of both September 30, 2011 and July 1, 2011) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of September 30, 2011 and July 1, 2011, the Company’s credit spreads were as follows:

	September 30, 2011		July 1, 2011
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At September 30, 2011 and July 1, 2011, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Revolver Draw Under 2008 Credit Facility

At September 30, 2011 and July 1, 2011 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company is required to provide monthly financial statements to the lenders within 30 days of the end of each month. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at September 30, 2011 and July 1, 2011. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. As a result of voluntary prepayments in fiscal 2011 no excess cash flow payment was required for fiscal 2011.

Note Payable

The Company had a $1,095 note payable related to an acquisition in 2004 that had an interest rate of 7%, which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

6. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen Weeks Ended
	September 30, 2011	October 1, 2010
Income tax expense (benefit)	$359	$(121)
Effective income tax rate	16.39%	(6.58)%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the thirteen weeks ended September 30, 2011, the Company recorded discrete items that resulted in income tax expense which related to interest associated with the reserve for uncertainties in income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of July 1, 2011	$70
Increases in prior period tax positions	3

Balance as of September 30, 2011	$73

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2008 — 2010 are currently open for examination. Foreign tax returns associated with fiscal years 2007 — 2010 also remain open under the statute.

7. FAIR VALUE MEASUREMENTS

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

Acquisition-related contingent considerations: Contingent consideration recorded from the Company’s acquisition of Eye Response Technologies, Inc. in fiscal 2010; include guaranteed minimum royalty and consulting payments due to the previous owner. The amount recorded for the guaranteed minimum royalty payments represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products over a three-year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. Acquisition related contingent consideration also includes a consulting agreement due to the previous owner related to future service during the three year period. The amount recorded represents the fair value of contractual consideration expected to be paid. The Company considers the acquisition related contingencies fair value measurements to be Level 3 inputs within the fair value hierarchy.

During the thirteen weeks ended September 30, 2011, the Company recorded a fair value adjustment of $5 recognized in other expense and $1 recognized in interest expense related to the royalty and consulting agreement contingent considerations, respectively.

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and July 1, 2011:

	As of September 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$254	$—	$—	$254

Total assets	$254	$—	$—	$254

Liabilities
Acquisition-related contingent considerations	$—	$—	$2,272	$2,272

Total liabilities	$—	$—	$2,272	$2,272

	As of July 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$253	$—	$—	$253

Total assets	$253	$—	$—	$253

Liabilities
Acquisition-related contingent considerations	$—	$—	$2,649	$2,649

Total liabilities	$—	$—	$2,649	$2,649

The following table represents the change in the acquisition-related contingent consideration liabilities during the thirteen weeks ended September 30, 2011:

Balance as of July 1, 2011	$2,649
Losses included in earnings	6
Settlements	(383)

Balance as of September 30, 2011	$2,272

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 30, 2011 and July 1, 2011, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

8. EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011.

The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Thirteen Weeks Ended
	September 30, 2011					October 1, 2010
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$7	$3	$7	$17	$—	$12	$4	$8	$24
Successor Options	4	40	63	384	491	4	41	70	383	498
Successor RSA’s	—	—	—	34	34	—	—	—	23	23

Total	$4	$47	$66	$425	$542	$4	$53	$74	$414	$545

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirteen weeks ended September 30, 2011 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—July 1, 2011	1,384,000	$4.10-$15.00	$14.75	8.8	$75
Granted	205,500	5.47	5.47
Exercised	—	—
Forfeited	(18,000)	4.10-15.00

Outstanding—September 30, 2011	1,571,500	$4.10-$15.00	$13.59	8.8	$—

Exercisable at September 30, 2011	280,200	$9.45-$15.00	$14.96	8.6	$—

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended September 30, 2011 was $3.67 per share.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Thirteen Weeks Ended
September 30, 2011
Black-Scholes Option Valuation Assumptions:
Dividend yield(1)	0%
Expected volatility(2)	75.4%
Risk-free interest rates(3)	1.5%
Expected term of options (in years)(4)	6.3

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was based on the historical volatility of the Company’s Class A common stock.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted-average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of September 30, 2011, there was $7,362 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company’s restricted stock award activity under the 2010 Plan for the thirteen weeks ended September 30, 2011 is as follows:

	Restricted Shares of Class A Common Stock	Weighted - Average Grant Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in thousands)
Non-vested Outstanding—July 1, 2011	12,512	$10.99	0.8	$95
Granted	2,804	5.35		15
Vested	—	—
Forfeited	—	—

Non-vested Outstanding—September 30, 2011	15,316	$9.96	1.0	$55

As of September 30, 2011, there was $96 of unrecognized compensation expense related to non-vested restricted share awards that is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the changes in non-vested Holdings Units outstanding during the thirteen weeks ended September 30, 2011 is detailed in the following table below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holdings Units:
Non-vested units as of July 1, 2011	88,039	$3.02	$15
Granted	—	—
Vested	(8,617)	2.72
Forfeited	(6,498)	2.19
Redeemed	—	—

Non-vested units as of September 30, 2011	72,924	$3.14	$1

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of September 30, 2011, there was $108 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 2.4 years.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended
	September 30, 2011	October 1, 2010
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$440	$(504)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,069,306	9,375,000
Effect of dilutive securities:
Options and restricted stock	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	10,069,306	9,375,000

Basic net income (loss) attributable to DynaVox Inc. per common share	$0.04	$(0.05)

Diluted net income (loss) attributable to DynaVox Inc. per common share	$0.04	$(0.05)

Weighted-average shares of stock options and restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,416,078 and 13,043, respectively, for the thirteen week period ended September 30, 2011 and 1,372,694 and 8,335, respectively for the thirteen week period ended October 1, 2010. The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

10. COMMITMENTS AND OTHER CONTINGENCIES

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, and could cause our actual results to differ materially from any future performance suggested below.

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2012” refer to the 52-week period ending on June 29, 2012. Fiscal year 2012 and fiscal year 2011 each consists of 52-week periods.

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

Sales of our speech generating technologies is our largest source of revenue. In fiscal years 2011, 2010 and 2009, sales of speech generating technologies produced approximately 81%, 79% and 82%, respectively, of our net sales. Our revenue from sales of speech generating technologies has grown to $87.4 million in fiscal year 2011 from $75.0 million in fiscal year 2009. We believe a primary driver of our sales of speech generating technologies has been and will continue to be the scale and effectiveness of our sales and marketing infrastructure and other awareness-building activities. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology also significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

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

As previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during fiscal year 2011. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions. To address these shifts in market dynamics during fiscal year 2011, we altered certain sales strategies including reallocating sales and marketing resources primarily in the U.S. device market to increase our focus on the adult market and committing additional resources to our direct sales channel for our educational software products. In both devices and software, we focused our efforts more on the U.S. market than the international markets where we operate. We believe these strategic changes, coupled with a large international software order, contributed to the 21.4% increase in net sales during the thirteen week period ended September 30, 2011 as compared to the thirteen week period ended October 1, 2010.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2011 there were 19,495,691 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 19,495,691 shares of Class A common stock.

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

In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that the DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement. As of September 30, 2011, the liability representing the expected payments due under the tax receivable agreement was $43.6 million. During the thirteen week period ended September 30, 2011, the Company recorded a $3.8 million increase to the tax receivable agreement liability related to the exchange of 914,004 units of DynaVox Holdings for 914,004 shares of the Company’s Class A common stock. Of this increase, $3.1 million has been recorded as an increase to a long-term deferred tax asset and represents 85% of the estimated tax benefits related to an increase in tax basis and the estimated payments under the tax receivable agreement. The remaining $0.7 million represents 85% of the estimated tax benefits related to the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and certain other tax benefits as provided for under the tax receivable agreement and has been recognized in equity.

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011.

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

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Net sales
Speech generating devices	$20,066	$17,184
Special education software	6,116	4,385

	$26,182	$21,569

Percentage of net sales
Speech generating devices	76.6%	79.7%
Special education software	23.4%	20.3%

	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers. Special education software sales for the thirteen weeks ended September 30, 2011 includes a large international order of approximately $1.4 million.

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

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of non-compete agreements, acquired software technology, acquired patents, internally developed patents, trade names, and acquired backlog which are typically amortized on a straight-line basis over their estimated useful lives. Non-competition agreements are amortized over six years, acquired software technology is amortized over three to 10 years, acquired patents are amortized over 10 years, internally developed patents are amortized when granted, trade names are amortized over three years, and acquired backlog was amortized over a six-month period. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of non-competition agreements, patents and acquired backlog is included in operating expenses.

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

Interest Expense

Interest expense consists primarily of interest on borrowings under our credit facilities.

Income Taxes

We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. In addition, DynaVox Inc. is subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and is taxed at the prevailing corporate tax rates.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and other adjustments noted in the table below. We present Adjusted EBITDA because:

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

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income (loss) or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense or the change in fair value on our related interest rate swap agreements, which have been necessary elements of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets or any impairment loss further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions and debt refinancing fees. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income (loss), net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of September 30, 2011 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
September 30, 2011	19,495,691	10,308,488	29,804,179
	65.4%	34.6%	100.00%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen weeks ended
	September 30,	% of Net	October 1,	% of Net
	2011	Sales	2010	Sales
	(unaudited)
	(Dollar in thousands)
Net sales	$26,182	100.0%	$21,569	100.0%
Costs of goods sold	7,186	27.4%	6,234	28.9%

Gross profit	18,996	72.6%	15,335	71.1%
Operating expenses:
Selling and marketing	9,563	36.5%	8,737	40.5%
Research and development	2,191	8.4%	2,534	11.7%
General and administrative	4,376	16.7%	4,787	22.2%
Amortization of intangibles	110	0.4%	108	0.5%

Total operating expenses	16,240	62.0%	16,166	75.0%

Income (loss) from operations	2,756	10.5%	(831)	-3.9%

Other Income (Expense):
Interest income	6	0.0%	9	0.0%
Interest expense, net	(569)	-2.2%	(683)	-3.2%
Change in fair value and net (loss) on interest rate swap agreements	—	0.0%	(67)	-0.3%
Other expense – net	(9)	0.0%	(268)	-1.2%

Total other expense	(572)	-2.2%	(1,009)	-4.7%

Income (loss) before income taxes	$2,184	8.3%	$(1,840)	-8.5%

	Thirteen Weeks Ended
	September 30, 2011 (Unaudited)	October 1, 2010 (Unaudited)
	(Dollars in thousands)
Other Financial Data
Adjusted EBITDA (1)	$4,497	$792

(1)	Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended
	September 30, 2011 (Unaudited)	October 1, 2010 (Unaudited)
	(Dollars in thousands)
Income (loss) before income taxes	$2,184	$(1,840)
Depreciation	814	779
Amortization of certain intangibles	227	229
Interest income	(6)	(9)
Interest expense	569	683
Change in fair value and net loss on interest rate swap agreements	—	67
Other expense (income), net (1)	2	237
Equity-based compensation	542	545
Employee severance and other costs	88	(4)
Acquisition costs (2)	—	32
Other adjustments (3)	77	73

Adjusted EBITDA	$4,497	$792

(1)	Excludes realized foreign currency gains or losses.
(2)	Legal, accounting, and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.
(3)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended September 30, 2011 Compared to the Thirteen Week Period Ended October 1, 2010

Net Sales

Net sales increased 21.4%, or $4.6 million, to $26.2 million for the thirteen week period ended September 30, 2011 from $21.6 million for the thirteen week period ended October 1, 2010. The increase in device sales was $2.9 million, or 16.8%. Software sales increased $1.7 million, or 39.5%, in the thirteen week period ended September 30, 2011 compared to the thirteen week period ended October 1, 2010. Software sales for the thirteen week period ended September 30, 2011 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales and software sales increased $3.2 million and $0.3 million, or 15.0% and 7.9%, respectively. As previously disclosed, we experienced a softening of demand for both our speech generating devices and software products during fiscal year 2011. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affected our product sales in the United States. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions. To address these shifts in market dynamics during fiscal year 2011, we altered certain sales strategies including reallocating sales and marketing resources primarily in the U.S. device market to increase our focus on the adult market and committing additional resources to our direct sales channel for our educational software products. In both devices and software, we focused our efforts more on the U.S. market than the international markets where we operate. We believe these strategic changes, coupled with a large international software order, contributed to the 21.4% increase in net sales during the thirteen week period ended September 31, 2011 as compared to the thirteen week period ended October 1, 2010.

Gross Profit and Gross Margin

Gross profit increased 23.9%, or $3.7 million, to $19.0 million for the thirteen week period ended September 30, 2011 from $15.3 million for the thirteen week period ended October 1, 2010. Gross margin increased 150 basis points to 72.6% for the thirteen week period ended September 30, 2011 from 71.1% for the thirteen week period ended October 1, 2010. The $3.7 million increase in gross profit was due mainly to the higher device sales of $2.9 million and increased education software sales of $1.7 million.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 9.5%, to $9.6 million for the thirteen week period ended September 30, 2011 from $8.7 million for the thirteen week period ended October 1, 2010. The $0.9 million net increase reflects approximately $1.0 million of higher variable compensation and $0.1 million of additional advertising expense offset to some degree by lower wages of $0.3 million. The increase in variable compensation was primarily a result of the higher net sales in the thirteen week period ended September 30, 2011 compared to the thirteen week period ended October 1, 2010. Selling and marketing expenses totaled 36.5% and 40.5% of net sales for the thirteen week periods ended September 30, 2011 and October 1, 2010, respectively.

Research and Development. Research and development expenses decreased 13.5%, or $0.3 million, to $2.2 million for the thirteen week period ended September 30, 2011 from $2.5 million for the thirteen week period ended October 1, 2010. This net decrease was due primarily to a $0.6 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Higher variable compensation of $0.3 million offset the reduction in development resources to some degree. Research and development expenses totaled 8.4% and 11.7% of net sales for the thirteen week periods ended September 30, 2011 and October 1, 2010, respectively.

General and Administrative. General and administrative expenses decreased 8.6%, or $0.4 million, to $4.4 million for the thirteen week period ended September 30, 2011 from $4.8 million for the thirteen week period ended October 1, 2010.The net decrease includes a $0.6 million reduction in professional services and $0.2 million less of information technology expense. A $0.3 million increase in variable compensation and a $0.3 million increase in bad debt expense offset, to some degree, the decreases discussed above. These costs as a percentage of net sales were 16.7% and 22.2% for the thirteen week periods ended September 30, 2011 and October 1, 2010, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained relatively consistent at $0.1 million for the thirteen week period ended September 30, 2011 compared to $0.1 million for the thirteen week period ended October 1, 2010.

Income (Loss) From Operations. Income from operations was $2.8 million for the thirteen week period ended September 30, 2011 compared to a loss from operations of $0.8 million for the thirteen week period ended October 1, 2010. The change in income (loss) from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.6 million for the thirteen week period ended September 30, 2011 from $0.7 million for the thirteen week period ended October 1, 2010 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA increased $3.7 million to $4.5 million for the thirteen week period ended September 30, 2011 compared to $0.8 million for the thirteen week period ended October 1, 2010. The $3.7 million increase was primarily a result of the $4.6 million increase in net sales offset to some degree by the $0.1 million increase in cost of sales. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As of
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Cash and cash equivalents	$14,450	$12,416
Revolving loan availability	$12,925	$12,925

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

As part of the IPO and related transactions, we entered into a tax receivable agreement with the DynaVox Holdings owners that provides for the payment from time to time by DynaVox Inc. to the DynaVox Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Cash flow summary
Provided by (used in) operating activities	$3,487	$(3,984)
Used in investing activities	(182)	(1,429)
Used in financing activities	(935)	(2,952)
Effect of exchange rate changes on cash	(91)	4

Increase (decrease) in cash	$2,279	$(8,361)

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

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the thirteen week periods ended September 30, 2011 and October 1, 2010:

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Operating activities
Net income (loss)	$1,825	$(1,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,211	1,167
Equity-based compensation expense	542	545
Change in fair value of interest rate swaps	—	(121)
Bad debt expense	548	259
Change in fair value of acquisition contingencies	6	238
Deferred taxes	243	(254)

	4,375	115
Changes in operating assets and liabilities	(888)	(4,099)

Net cash provided by (used in) operating activities	$3,487	$(3,984)

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$769	$3,010
Inventories	363	(786)
Trade accounts payable	(1,751)	(672)
Accrued expenses and other current liabilities	(496)	(5,986)
Other	227	335

Changes in operating assets and liabilities	$(888)	$(4,099)

Our net cash provided by operating activities for the thirteen week period ended September 30, 2011 was $3.5 million and consisted primarily of net income of $1.8 million, depreciation and amortization of $1.2 million, equity-based compensation of $0.5 million and bad debt expense of $0.5 million, partially offset by a decrease in operating assets and liabilities of $0.9 million. Net cash used in operating activities for the thirteen week period ended October 1, 2010 was $4.0 million and consisted primarily of a net loss of $1.7 million, a decrease in operating assets and liabilities of $4.1 million, partially offset by depreciation and amortization of $1.2 million and equity-based compensation of $0.5 million.

Investing Activities

Investing activities for the thirteen week periods ended September 30, 2011 and October 1, 2010 consisted entirely of capital expenditures.

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Investing activities
Capital expenditures	$(182)	$(1,429)

Net cash used in investing activities	$(182)	$(1,429)

Net cash used in investing activities consists entirely of capital expenditures for each thirteen week period presented. Capital expenditures for the thirteen weeks ended October 1, 2010 included the purchase of $0.6 million of our new Maestro speech generating devices to be used as demonstration devices by our sales personnel.

Management anticipates that capital expenditures during fiscal year 2012 will approximate fiscal year 2011 expenditures.

Financing Activities

Financing activities for the thirteen week periods ended September 30, 2011 and October 1, 2010 consisted primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Thirteen weeks ended
	September 30, 2011	October 1, 2010
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$—	$(1,095)
Payment on acquisition contingencies	(383)	(416)
Equity distributions	(545)	(1,441)
Redemption of management and common units	(7)	—

Net cash used in financing activities	$(935)	$(2,952)

Net cash of $0.9 million was required for financing activities during the thirteen week period ended September 30, 2011 compared to $3.0 million required in the thirteen week period ended October 1, 2010. The $2.0 million decrease in cash used in financing activities was mainly a result of $1.1 million less in debt repayments and $0.9 million less in equity distributions during the thirteen weeks ended September 30, 2011 compared to the thirteen week period ended October 1, 2010. The debt repayment of $1.1 million for the thirteen weeks ended October 1, 2010 was for a note payable related to an acquisition in 2004.

Financing Agreements

As of September 30, 2011, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are not required to make debt payments during the 12 months starting October 1, 2011 as a result of $8.9 million of voluntary prepayments made during fiscal year 2011.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of September 30, 2011, $36.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the credit facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2011 as a result of the $8.9 million of additional voluntary debt repayments made during fiscal year 2011.

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increases to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2012 is $9.5 million which includes a $3.5 million carryover from the prior fiscal year.

As of September 30, 2011, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.58 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.58 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 3.51 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents for any 12-month period in which Adjusted EBITDA for such period is greater than $30.0 million. As of September 30, 2011, net senior debt and net total debt were both $36.2 million and Adjusted EBITDA for the twelve-month period then ended was $23.0 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $6.0 million for the twelve months ended September 30, 2011) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended September 30, 2011 was $21.1 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for first thirteen weeks of fiscal 2012, as defined in the agreement, were $0.1 million.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies consist of revenue recognition, trade receivables and related allowances, inventory valuation, goodwill and intangible assets, derivative financial instruments and equity-based compensation, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2011.

Off- Balance Sheet Arrangements

We are not a party to any off- balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, there were no material proceedings underway. In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation. In management’s opinion, resolution of those matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

31.1*	Certification required by Rule 13a-14(a).

31.2*	Certification required by Rule 13a-14(a).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from DynaVox Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and July 1, 2011; (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended September 30, 2011 and October 1, 2010; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the thirteen week periods ended October 1, 2010 and September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended September 30, 2011 and October 1, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: November 10, 2011	By	/s/ Edward L. Donnelly
Edward L. Donnelly
Chief Executive Officer

Date: November 10, 2011	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer