Form 10-Q
period 2011-12-30
DynaVox Inc.
filed 2012-02-08
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 10,514,818 as of January 25, 2012. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of January 25, 2012 was 45 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended December 30, 2011

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the SEC, including by “Item 1A. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	December 30, 2011	July 1, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,020	$12,171
Trade receivables—net of allowance for doubtful accounts of $2,966 and $2,228 as of December 30, 2011 and July 1, 2011, respectively	14,399	18,676
Other receivables	288	318
Inventories	5,050	4,876
Prepaid expenses and other current assets	1,072	1,298
Deferred taxes	719	669

Total current assets	41,548	38,008
PROPERTY AND EQUIPMENT—Net	4,150	5,517
GOODWILL	60,846	60,846
INTANGIBLES—Net	29,396	29,849
DEFERRED TAXES	43,653	40,677
OTHER ASSETS	1,904	2,253

TOTAL ASSETS	$181,497	$177,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,798	$6,680
Deferred revenue	1,257	1,346
Payable to related parties pursuant to tax receivable agreement	250	250
Other liabilities	7,001	7,863

Total current liabilities	13,306	16,139
LONG-TERM DEBT	36,200	36,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	43,808	39,540
OTHER LONG-TERM LIABILITIES	2,463	2,722

Total liabilities	95,777	94,601

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 10,504,818 shares issued and 10,493,669 outstanding at December 30, 2011, 9,391,680 shares issued and 9,383,335 shares outstanding at July 1, 2011.	105	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 93 shares outstanding at December 30, 2011, 100 shares issued and outstanding at July 1, 2011.	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at December 30, 2011 and July 1, 2011.	—	—
Additional paid-in capital	25,151	22,228
Retained earnings	4,314	3,535
Accumulated other comprehensive loss	(57)	(18)

Total stockholders’ equity attributable to DynaVox Inc.	29,513	25,839
Non-controlling interest	56,294	56,797
Non-controlling interest shareholder notes	(87)	(87)

Total stockholders’ equity	85,720	82,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,497	$177,150

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
NET SALES	$23,225	$25,526	$49,407	$47,095
COST OF SALES	6,580	7,587	13,766	13,821

GROSS PROFIT	16,645	17,939	35,641	33,274

OPERATING EXPENSES:
Selling and marketing	8,041	8,747	17,604	17,484
Research and development	1,520	2,358	3,711	4,892
General and administrative	4,458	4,977	8,834	9,764
Amortization of certain intangibles	110	114	220	222

Total operating expenses	14,129	16,196	30,369	32,362

INCOME FROM OPERATIONS	2,516	1,743	5,272	912

OTHER INCOME (EXPENSE):
Interest income	9	4	15	13
Interest expense	(573)	(663)	(1,142)	(1,346)
Change in fair value and net loss on interest rate swap agreements	—	(9)	—	(76)
Other (expense) income—net	(31)	33	(40)	(235)

Total other expense-net	(595)	(635)	(1,167)	(1,644)

INCOME (LOSS) BEFORE INCOME TAXES	1,921	1,108	4,105	(732)
INCOME TAX EXPENSE (BENEFIT)	275	114	634	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$1,646	$994	$3,471	$(725)
Less: net (income) loss attributable to the non-controlling interests	(1,307)	(842)	(2,692)	373

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$339	$152	$779	$(352)

Weighted-average shares of Class A common stock outstanding:
Basic	10,400,682	9,375,000	10,234,088	9,375,000

Diluted	10,400,682	9,375,000	10,234,088	9,375,000

Net income (loss) available to Class A common stock per share:
Basic	$0.03	$0.02	$0.08	$(0.04)

Diluted	$0.03	$0.02	$0.08	$(0.04)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common A shares		Common B shares				Accumulated			Non- Controlling
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Comprehensive (Loss) Income	Non- Controlling Interest	Interest Shareholder Notes	Total Stockholders’ Equity
BALANCE—July 2, 2010	9,383,335	$94	100	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	1,059	—	—	—	—	—	1,059
Equity distributions	—	—	—	—	(1,609)	—	—	—	—	—	(1,609)
Net loss	—	—	—	—	—	(352)	—	(352)	(373)	—	(725)
Foreign currency translation gain	—	—	—	—	—	—	13	13	27	—	40

BALANCE—December 31, 2010	9,383,335	$94	100	$—	$23,655	$1,954	$(33)	$(339)	$51,046	$(87)	$76,629

BALANCE—July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$—	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	1,129	—	—	—	—	—	1,129
Equity distributions	—	—	—	—	(573)	—	—	—	—	—	(573)
Allocation of deferred tax assets and liabilities	—	—	—	—	146	—	—	—	—	—	146
Adjustment to give effect to the tax receivable agreement with DynaVox Holdings	—	—	—	—	(893)	—	—	—	—	—	(893)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	1,110,334	11	(7)	—	3,103	—	(3)	—	(3,111)	—	—
Net income	—	—	—	—	—	779	—	779	2,692	—	3,471
Foreign currency translation loss	—	—	—	—	—	—	(36)	(36)	(66)	—	(102)

BALANCE—December 30, 2011	10,493,669	$105	93	$—	$25,151	$4,314	$(57)	$743	$56,294	$(87)	$85,720

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Twenty-six Weeks Ended
	December 30, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$3,471	$(725)
Depreciation	1,592	1,663
Amortization of certain intangibles	453	463
Amortization of deferred financing costs	340	318
Equity-based compensation expense	1,129	1,059
Change in fair value of interest rate swaps	—	(295)
Bad debt expense	1,301	767
Change in fair value of acquisition contingencies	4	(183)
Deferred taxes	495	(170)
(Gain) loss on disposal of assets	(6)	1
Changes in operating assets and liabilities:
Trade receivables	3,006	1,597
Inventories	(174)	(142)
Other assets	235	(6)
Deferred revenue	(265)	(148)
Trade accounts payable	(1,830)	(674)
Accrued compensation	(562)	(4,860)
Accrued interest	8	(40)
Related-party payable	—	(10)
Disbursements on derivative instruments	—	(371)
Other—net	272	188

Net cash provided by (used in) operating activities	9,469	(1,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(296)	(2,325)
Proceeds from sale of property and equipment	12	—

Net cash used in investing activities	(284)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	—	(2,020)
Payment on acquisition contingencies	(654)	(570)
Equity distributions	(573)	(1,609)
Deferred issuance costs	—	(149)
Redemptions of management and common units	(7)	—

Net cash used in financing activities	(1,234)	(4,348)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(102)	40

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,849	(8,201)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,171	20,777

End of period	$20,020	$12,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$775	$1,031

Net income taxes paid	$220	$499

The Company had non-cash investing activities of $20 for accrued capital costs for both twenty-six week periods ended December 30, 2011 and December 31, 2010. During the twenty-six weeks ended December 30, 2011, the Company had non-cash operating activity of $747 related to the effect of exchanges on the tax receivable liability and allocation of deferred tax assets and liabilities recorded through stockholders’ equity.

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

The Corporation was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”). On April 21, 2010, a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) related to shares of Class A common stock of the Corporation was declared effective. The IPO closed on April 27, 2010. The Corporation had not engaged in any business or other activities except in connection with its formation and the IPO.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units called “Holdings Units.” In addition, each Holdings Units unit holder received one share of the Corporation’s Class B common stock. These transactions are collectively referred to as the “Recapitalization Transactions.” The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement, as amended) the Holdings Units unitholders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversation rate adjustments for stock splits, stock dividends and reclassifications. Notwithstanding the foregoing, for so long as Holdings Unit unitholders other than the Corporation hold in excess of 25% of the outstanding Holdings Units (including Holdings Units held by the Corporation), Holdings Unit unitholders shall only be entitled to effect exchanges on the second Friday or the last day of each fiscal month of the Corporation occurring following May 2, 2011, the date of the initial filing of the registration statement filed by the Corporation with the SEC to cover issuances of shares of Class A common stock upon exchange; provided that Holdings Unit unitholders could effect exchanges on a day that was not the second Friday or last day of a fiscal month of the Corporation during the one week period immediately following the effective date of such registration statement. The registration statement was declared effective on July 12, 2011.

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

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of July 1, 2011 and December 30, 2011 and reflects the repurchase and cancellation of 6,498 unvested Holdings Units and the exchange of 1,110,334 vested Holdings Units for Class A common stock during the twenty-six weeks ended December 30, 2011.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common A Shares	Total *
July 1, 2011	20,416,193	9,391,680	29,807,873
December 30, 2011	19,299,361	10,504,818	29,804,179

Ownership percentage:
July 1, 2011	68.5%	31.5%	100%
December 30, 2011	64.8%	35.2%	100%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

As of December 30, 2011 and July 1, 2011, the liability representing the expected payments due relating to exchanges by DynaVox Holdings owners under the TRA was $44,058 and $39,790, respectively. During the fiscal year ending June 29, 2012, the Company expects to pay $250 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

During the twenty-six week period ended December 30, 2011, the Company recorded an increase to the TRA liability of $4,268 related to the exchange of 1,110,334 units of DynaVox Holdings for Class A common stock. Of this increase, $3,375 represents 85% of the estimated tax benefits related to (i) the increases in tax basis as described above and (ii) the estimated payments under the tax receivable agreement and has been recorded as an increase to a long-term deferred tax asset. The remaining $893 is the difference between the recorded deferred tax asset and the computed TRA liability and is recorded as an adjustment to equity.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) deferred the effective date of a previous accounting standard related to the presentation of comprehensive income. The previous standard, issued in June 2011, eliminated the current option to report other comprehensive income and its components in the statement of equity, and allowed two options for presenting the components of net income and other comprehensive income. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income were required to be presented on the face of the financial statements. Additional information relating to the previous standard was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. The recent guidance deferred the effective date pertaining to the presentation of reclassification adjustments out of other comprehensive income. All other requirements are not affected and will be applied on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

3. BALANCE SHEET ITEMS

Inventories as of December 30, 2011 and July 1, 2011 consist of the following:

	December 30, 2011	July 1, 2011
Raw materials	$2,897	$3,054
Work in progress	22	12
Finished goods	2,131	1,810

Inventories	$5,050	$4,876

The components of property and equipment as of December 30, 2011 and July 1, 2011 are as follows:

	December 30, 2011	July 1, 2011
Molds, machinery and equipment	$8,891	$8,744
Computer equipment and purchased software	5,026	4,725
Furniture, fixtures and office equipment	1,302	1,305
Leasehold improvements	641	644

Total property and equipment—gross	$15,860	$15,418
Less accumulated depreciation	(11,747)	(10,161)
Construction in process	37	260

Property and equipment—net	$4,150	$5,517

Accumulated other comprehensive loss as of December 30, 2011 and July 1, 2011 are as follows:

	December 30, 2011	July 1, 2011
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(57)	$(18)

Accumulated other comprehensive loss attributable to non-controlling interest	$(105)	$(42)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

4. GOODWILL AND INTANGIBLE ASSETS

As of December 30, 2011 and July 1, 2011, the carrying amount of the Company’s goodwill was $60,846.

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	December 30, 2011				July 1, 2011
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$3,253	$70	$2,046	$1,137	$3,253	$70	$1,848	$1,335
Commercial computer software	311	—	117	194	311	—	77	234
Acquired patent technology	4,330	—	865	3,465	4,330	—	650	3,680
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trademarks (indefinite life)	25,300	700	—	24,600	25,300	700	—	24,600

	$33,538	$1,056	$3,086	$29,396	$33,538	$1,056	$2,633	$29,849

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

The Company uses the end of its fiscal year for the annual test and has one reporting unit. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and concluded that the fair value of its goodwill and intangibles with indefinite lives, exceeded their carrying value, and no impairment charge was necessary. No impairment indicators were identified for goodwill during the second quarter of fiscal 2012; therefore, no interim impairment testing was performed. No impairment indicators were identified for intangibles with indefinite lives; therefore, no interim impairment testing was performed for the Company’s remaining indefinite-lived intangibles.

Amortization expense related to intangibles for the thirteen week periods ended December 30, 2011 and December 31, 2010 was $226 and $234, respectively. Amortization expense related to intangibles for the twenty-six week periods ended December 30, 2011 and December 31, 2010 was $453 and $463, respectively. Estimated amortization expense for the remainder of fiscal year 2012 and each subsequent four fiscal years is as follows: 2012—$454; 2013—$906; 2014—$885; 2015—$600; and 2016—$433.

5. LONG-TERM DEBT

Long-term debt as of December 30, 2011 and July 1, 2011 consists of the following:

	December 30, 2011	July 1, 2011
2008 Credit Facility	$36,200	$36,200

Total debt	36,200	36,200
Less current installments	—	—

Long-term debt—less current installments	$36,200	$36,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA), as amended. As of December 30, 2011 and July 1, 2011, the 2008 Credit Facility provides $52,000 of term loans, up to $12,925 of revolving loans and letters of credit and up to $12,000 available for restricted distributions provided the Company is in compliance with certain financial and non-financial covenants. Principal amortization began September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013. As a result of the $8,975 of voluntary prepayments made during fiscal 2011, which were applied in the direct order of maturity, the Company has no current obligations due under the term loan.

Effective April 27, 2010, the agent and lenders under the 2008 Credit Facility consented to the transfer of all of DynaVox Holdings obligations under the 2008 Credit Facility to a newly formed wholly-owned subsidiary of DynaVox Holdings that became the immediate holding Company parent of DynaVox Systems LLC upon the consummation of the IPO (Note 1). All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets, all present and future assets of each guarantor on a first lien basis and 65% of the equity in foreign subsidiaries.

On December 14, 2011, the Company entered into a fourth amendment to the 2008 Credit Facility. The amendment (1) modifies the calculation of the ratios of net senior debt to adjusted EBITDA and net total debt to adjusted EBITDA enabling the Company to utilize cash and cash equivalents of up to $5,000 to reduce total debt and senior debt, to derive net senior debt and net total debt without the imposition of additional conditions or requirements; and (2) enables the Company to make a restricted payment of a maximum of $5,000 in the aggregate to repurchase shares of its equity interests provided that before and after giving effect to such restricted payment, no event of default shall have occurred and be continuing. Prior to any repurchase of its shares, the Company intends to seek approval from its Board of Directors. No such approval has been sought or received at this time.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.3% as of December 30, 2011 and 4.2% as of July 1, 2011) or the Prime rate, plus a credit spread (6.3% as of both December 30, 2011 and July 1, 2011) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of December 30, 2011 and July 1, 2011, the Company’s credit spreads were as follows:

	December 30, 2011		July 1, 2011
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At December 30, 2011 and July 1, 2011, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Revolver Draw Under 2008 Credit Facility

At December 30, 2011 and July 1, 2011 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company is required to provide monthly financial statements to the lenders within 30 days of the end of each month. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at December 30, 2011 and July 1, 2011. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. As a result of voluntary prepayments in fiscal 2011 no excess cash flow payment was required for fiscal 2011.

Note Payable

The Company had a $1,095 note payable related to an acquisition in 2004 that had an interest rate of 7%, which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

6. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Income tax expense	$275	$114	$634	$(7)
Effective income tax rate	14.32%	10.29%	15.44%	0.96%

The tax provision for the current period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the thirteen and twenty-six weeks ended December 30, 2011, the Company recorded discrete items that resulted in income tax expense which related to interest associated with the reserve for uncertainties in income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of July 1, 2011	$70
Increases in prior period tax positions	6

Balance as of December 30, 2011	$76

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2008—2011 are currently open for examination. Foreign tax returns associated with fiscal years 2007—2010 also remain open under the statute.

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

Acquisition-related contingent considerations: Contingent consideration recorded from the Company’s acquisition of Eye Response Technologies, Inc. in fiscal 2010 include guaranteed minimum royalty and consulting payments due to the previous owner. The amount recorded for the guaranteed minimum royalty payments represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products over a three-year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. Acquisition related contingent consideration also includes a consulting agreement due to the previous owner related to future service during the three year period. The amount recorded represents the fair value of contractual consideration expected to be paid. The Company considers the acquisition related contingencies fair value measurements to be Level 3 inputs within the fair value hierarchy.

During the thirteen and twenty-six weeks ended December 30, 2011, the Company recorded a fair value adjustment of $4 and $1 recognized in other income and other expense, respectively, related to the royalty contingent considerations. During the thirteen and twenty-six weeks ended December 30, 2011, the Company recorded a fair value adjustment of $2 and $3 recognized in interest expense, respectively, related to the consulting agreement contingent considerations.

The following table presents assets and liabilities measured at fair value on a recurring basis at December 30, 2011 and July 1, 2011:

	As of December 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$254	$—	$—	$254

Total assets	$254	$—	$—	$254

Liabilities
Acquisition-related contingent considerations	$—	$—	$1,999	$1,999

Total liabilities	$—	$—	$1,999	$1,999

	As of July 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$253	$—	$—	$253

Total assets	$253	$—	$—	$253

Liabilities
Acquisition-related contingent considerations	$—	$—	$2,649	$2,649

Total liabilities	$—	$—	$2,649	$2,649

The following table represents the change in the acquisition-related contingent consideration liabilities during the twenty-six weeks ended December 30, 2011:

Balance as of July 1, 2011	$2,649
Losses included in earnings	4
Settlements	(654)

Balance as of December 30, 2011	$1,999

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 30, 2011 and July 1, 2011, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

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

The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Thirteen Weeks Ended
	December 30, 2011					December 31, 2010
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$7	$3	$7	$17	$—	$7	$3	$8	$18
Successor Options	7	64	71	392	534	4	33	61	382	480
Successor RSA’s	—	—	—	36	36	—	—	—	16	16

Total	$7	$71	$74	$435	$587	$4	$40	$64	$406	$514

	Twenty-six Weeks Ended
	December 30, 2011					December 31, 2010
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$14	$6	$14	$34	$—	$19	$7	$16	$42
Successor Options	11	104	134	776	1,025	8	74	131	765	978
Successor RSA’s	—	—	—	70	70	—	—	—	39	39

Total	$11	$118	$140	$860	$1,129	$8	$93	$138	$820	$1,059

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the twenty-six weeks ended December 30, 2011 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—July 1, 2011	1,384,000	$4.10-$15.00	$14.75	8.8	$75
Granted	205,500	5.47	5.47
Exercised	—	—
Forfeited	(33,300)	4.10-15.00

Outstanding—December 30, 2011	1,556,200	$4.10-$15.00	$13.66	8.5	$—

Exercisable at December 30, 2011	280,200	$4.10-$15.00	$14.91	8.3	$—

The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended December 30, 2011 was $3.67 per share.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Twenty-six Weeks Ended
December 30, 2011
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

As of December 30, 2011, there was $6,779 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the Company’s restricted stock award activity under the 2010 Plan for the twenty-six weeks ended December 30, 2011 is as follows:

	Restricted Shares of Class A Common Stock	Weighted- Average Grant Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in thousands)
Non-vested Outstanding—July 1, 2011	12,512	$10.99	0.8	$95
Granted	2,804	5.35		15
Vested	—	—
Forfeited	—	—

Non-vested Outstanding—December 30, 2011	15,316	$9.96	0.9	$56

As of December 30, 2011, there was $59 of unrecognized compensation expense related to non-vested restricted share awards that is expected to be recognized over a weighted-average period of 0.9 years.

A summary of the changes in non-vested Holdings Units outstanding during the twenty-six weeks ended December 30, 2011 is detailed in the following table below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holdings Units:
Non-vested units as of July 1, 2011	88,039	$3.02	$15
Granted	—	—
Vested	(16,133)	2.87
Forfeited	(6,498)	2.19
Redeemed	—	—

Non-vested units as of December 30, 2011	65,409	$3.15	$—

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of December 30, 2011, there was $91 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 2.2 years.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share-net income (loss) attributable to DynaVox Inc.	$339	$152	$779	$(352)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,400,682	9,375,000	10,234,088	9,375,000
Effect of dilutive securities:
Options and restricted stock	—	—	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	10,400,682	9,375,000	10,234,088	9,375,000

Basic net income (loss) attributable to DynaVox Inc. per common share	$0.03	$0.02	$0.08	$(0.04)

Diluted net income (loss) attributable to DynaVox Inc. per common share	$0.03	$0.02	$0.08	$(0.04)

Weighted-average shares of stock options, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,563,532 and 1,574,273 for the thirteen and twenty-six week period ended December 30, 2011, respectively, and 1,380,694 and 1,376,729 for the thirteen and twenty-six week period ended December 31, 2010, respectively. Weighted-average shares of restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 15,316 and 14,186 for the thirteen and twenty-six week period ended December 30, 2011, respectively, and 8,335 for the thirteen and twenty-six week period ended December 31, 2010, respectively.

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

Our other primary source of revenue is sales of special education software. In fiscal years 2011, 2010 and 2009, sales of special education software produced approximately 19%, 21% and 18%, respectively, of our net sales. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales. Currently, revenue from sales of our software products is generated primarily from up-front fees that we collect on the initial sale of our authoring tools.

As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second quarter of fiscal year 2012 as net sales decreased 9.0% compared to the second quarter of fiscal year 2011. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affect our product sales in the United States during periods of lower demand. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions.

To address these shifts in market dynamics that began in fiscal year 2011, we altered certain sales strategies including reallocating sales and marketing resources primarily in the U.S. device market to increase our focus on the adult market and committing additional resources to our direct sales channel for our educational software products. In both devices and software, we have been focusing our efforts more on the U.S. market than the international markets where we operate.

During the thirteen week period ended December 30, 2011 we also experienced a funding shift, as an alternative payor elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, we recorded $1.7 million less in devices sales in the second quarter of fiscal year 2012 compared to the first quarter of fiscal year 2012 and $1.1 million less in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011 from this funding source. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

We believe the strategic changes discussed above related to our U.S. device market helped offset the impact of the shift in funding by an alternative payor. Further, we believe the additional resources we committed to our direct sales channel for our educational software products were adversely impacted by ongoing school budget constraints during the thirteen week period ended December 30, 2011 as compared to the thirteen week period ended December 31, 2010.

We have experienced significant volatility in our market dynamics during the first half of fiscal year 2012, which makes predicting our near-term sales performance difficult. For example, net sales decreased 9.0%, or $2.3 million, to $23.2 million for the thirteen week period ended December 30, 2011 from $25.5 million for the thirteen week period ended December 31, 2010. For the thirteen week period ended September 30, 2011 net sales increased 21.4%, or $4.6 million, to $26.2 million from $21.6 million for the thirteen week period ended October 1, 2010. For the twenty-six week period ended December 31, 2011 net sales increased 4.9%, or $2.3 million, to $49.4 million from $47.1 million for the twenty-six week period ended December 31, 2010.

We currently do not anticipate significant net sales declines in fiscal year 2012. However, if we experience net sales declines in the third or fourth fiscal quarter of 2012 similar to, or worse than, the 9.0% decrease in net sales we experienced for the thirteen week period ended December 30, 2011 compared to the thirteen week period ended December 31, 2010, our results of operations would be adversely affected and we may determine impairment indicators exist. Likewise, as we have disclosed in previous periods, we may determine that impairment indicators exist in the event that our stock price experiences a significant decline. Such a determination would require us to evaluate whether or not the carrying value of our long-lived assets and indefinite-lived intangible assets, including goodwill, are recoverable. We conduct impairment tests of our goodwill and intangible assets with indefinite-lives at least annually on the last day of each fiscal year, or more frequent when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 30, 2011, 49.7% of our assets, or $90.2 million, were either goodwill or other intangible assets. Downward shifts in our net sales could impact our profitability and ultimately result in the potential impairment of all or a portion of our goodwill and other intangible assets.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of December 30, 2011 there were 19,299,361 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 19,229,361 shares of Class A common stock.

Initial Public Offering

On April 21, 2010, a registration statement relating to shares of Class A common stock was declared effective. The IPO closed on April 27, 2010. Pursuant to the IPO, DynaVox Inc. issued and sold 9,375,000 shares of Class A common stock and acquired an equivalent number of Holdings Units.

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

In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that the DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement. As of December 30, 2011, the liability representing the expected payments due under the tax receivable agreement was $44.1 million. During the twenty-six week period ended December 30, 2011, the Company recorded a $4.3 million increase to the tax receivable agreement liability related to the exchange of 1,110,334 units of DynaVox Holdings for 1,110,334 shares of the Company’s Class A common stock. Of this increase, $3.4 million has been recorded as an increase to a long-term deferred tax asset and represents 85% of the estimated tax benefits related to an increase in tax basis and the estimated payments under the tax receivable agreement. The remaining $0.9 million is the difference between the recorded deferred tax asset and the computed TRA liability and is recorded as an adjustment to equity.

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

	Thirteen weeks ended		Twenty-Six weeks ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(Amounts in thousands)		(Amounts in thousands)
Net sales
Speech generating devices	$20,065	$20,809	$40,131	$37,993
Special education software	3,160	4,717	9,276	9,102

	$23,225	$25,526	$49,407	$47,095

Percentage of net sales
Speech generating devices	86.4%	81.5%	81.2%	80.7%
Special education software	13.6%	18.5%	18.8%	19.3%

	100.0%	100.0%	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers. Special education software sales for the twenty-six weeks ended December 30, 2011 includes a large international order of approximately $1.4 million.

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

Cost of Sales

Cost of sales includes the direct labor and indirect costs of the final assembly operations performed at our facility in Pittsburgh, the cost of the component materials used in the final assembly, quality control testing, certain royalties, the distribution costs of our special education software center and other third-party costs. Our cost of sales is substantially higher in higher volume quarters, generally increasing as net sales increase. Changes in the mix of our products, such as changes in the proportion of synthesized to digitized devices, or the mix between devices and software, may also impact our overall cost of sales. We review our inventory levels on an ongoing basis in order to identify potentially obsolete products and record any adjustments to our reserve as a component of cost of sales.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, benefits and other personnel related expenses for employees engaged in field sales, front-end technical support to assist the sales process, sales operations (order authorization and processing), marketing and external advertising and promotion. While some of these expenses vary proportionally with net sales, such as commissions, the majority of these expenses do not. As a result, selling and marketing expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Research and Development. Our research and development expenses consist primarily of compensation of employees associated with the development, design and testing of new products, product enhancements and new applications for our existing products. We expense all of our research and development costs as they are incurred. Certain patent technology costs are capitalized and amortized over the estimated useful life of the patent related asset.

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

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of December 30, 2011 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
December 30, 2011	19,299,361	10,504,818	29,804,179
	64.8%	35.2%	100.00%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen weeks ended				Twenty-six weeks ended
	December 30, 2011	% of Net Sales	December 31, 2010	% of Net Sales	December 30, 2011	% of Net Sales	December 31, 2010	% of Net Sales
	(unaudited) (Dollar in thousands)
Net sales	$23,225	100.0%	$25,526	100.0%	$49,407	100.0%	$47,095	100.0%
Costs of goods sold	6,580	28.3%	7,587	29.7%	13,766	27.9%	13,821	29.3%

Gross profit	16,645	71.7%	17,939	70.3%	35,641	72.1%	33,274	70.7%
Operating expenses:
Selling and marketing	8,041	34.6%	8,747	34.3%	17,604	35.6%	17,484	37.1%
Research and development	1,520	6.5%	2,358	9.2%	3,711	7.5%	4,892	10.4%
General and administrative	4,458	19.2%	4,977	19.5%	8,834	17.9%	9,764	20.7%
Amortization of intangibles	110	0.5%	114	0.4%	220	0.4%	222	0.5%

Total operating expenses	14,129	60.8%	16,196	63.4%	30,369	61.5%	32,362	68.7%

Income from operations	2,516	10.8%	1,743	6.8%	5,272	10.7%	912	1.9%
Other Income (Expense):
Interest income	9	0.0%	4	0.0%	15	0.0%	13	0.0%
Interest expense, net	(573)	-2.5%	(663)	-2.6%	(1,142)	-2.3%	(1,346)	-2.9%
Change in fair value and net loss on interest rate swap agreements	—	0.0%	(9)	-0.0%	—	0.0%	(76)	-0.2%
Other income (expense)—net	(31)	-0.1%	33	0.1%	(40)	-0.1%	(235)	-0.5%

Total other expense	(595)	-2.6%	(635)	-2.5%	(1,167)	-2.4%	(1,644)	-3.5%

Income (loss) before income taxes	$1,921	8.3%	$1,108	4.3%	$4,105	8.3%	$(732)	-1.6%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)	December 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Other Financial Data
Adjusted EBITDA (1)	$4,206	$3,901	$8,703	$4,693

(1)	Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)	December 30, 2011 (Unaudited)	December 31, 2010 (Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Income (loss) before income taxes	$1,921	$1,108	$4,105	$(732)
Depreciation	778	884	1,592	1,663
Amortization of certain intangibles	226	234	453	463
Interest income	(9)	(4)	(15)	(13)
Interest expense	573	663	1,142	1,346
Change in fair value and net loss on interest rate swap agreements	—	9	—	76
Other expense (income), net (1)	(8)	(36)	(6)	201
Equity-based compensation	587	514	1,129	1,059
Employee severance and other costs	60	248	148	244
Acquisition costs (2)	—	209	—	241
Other adjustments (3)	78	72	155	145

Adjusted EBITDA	$4,206	$3,901	$8,703	$4,693

(1)	Excludes realized foreign currency gains or losses.
(2)	Legal, accounting, and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.
(3)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended December 30, 2011 Compared to the Thirteen Week Period Ended December 31, 2010

Net Sales

Net sales decreased 9.0%, or $2.3 million, to $23.2 million for the thirteen week period ended December 30, 2011 from $25.5 million for the thirteen week period ended December 31, 2010. The decrease in device sales was $0.7 million, or 3.6%. Software sales decreased $1.6 million, or 33.0%, in the thirteen week period ended December 30, 2011 compared to the thirteen week period ended December 31, 2010. As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. This softening of demand continued in the second quarter of fiscal year 2012. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions.

During the thirteen week period ended December 30, 2011 we also experienced a funding shift, as a large alternative payor elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, we recorded $1.1 million less in device sales in the second quarter of fiscal-year 2012 as compared to the second quarter of fiscal year 2011 from this funding source. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 7.2%, or $1.3 million, to $16.6 million for the thirteen week period ended December 31, 2011 from $17.9 million for the thirteen week period ended December 31, 2010. The $1.3 million decrease in gross profit was due mainly to lower software sales of $1.6 million. Gross margin increased 140 basis points to 71.7% for the thirteen week period ended December 31, 2011 from 70.3% for the thirteen week period ended December 31, 2010. The improved gross margin was primarily a result of a more favorable product mix and lower device royalty costs relating primarily to our EyeMax product.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 8.1%, to $8.0 million for the thirteen week period ended December 30, 2011 from $8.7 million for the thirteen week period ended December 31, 2010. The $0.7 million net decrease reflects approximately $0.5 million of lower headcount costs and lower variable compensation of $0.2 million. The $0.5 million decrease in headcount cost was caused primarily as a result of lower sales and marketing staffing during the thirteen week period ended December 31, 2011 as compared to the thirteen week period ended December 31, 2010. The decrease in variable compensation was primarily a result of the 9.0% lower net sales in the thirteen week period ended December 30, 2011 compared to the thirteen week period ended December 31, 2010. Selling and marketing expenses for the thirteen week period ended December 30, 2011 include $0.5 million for a direct to consumer marketing initiative undertaken by the Company during the second half of fiscal year 2011 for which there was no corresponding expense in the thirteen week period ended December 31, 2010. The $0.5 million of additional expense was offset by lower trade show and travel costs coupled with reductions in other selling and marketing items. Selling and marketing expenses totaled 34.6% and 34.3% of net sales for the thirteen week periods ended December 30, 2011 and December 31, 2010, respectively.

Research and Development. Research and development expenses decreased 35.6%, or $0.8 million, to $1.5 million for the thirteen week period ended December 30, 2011 from $2.3 million for the thirteen week period ended December 31, 2010. This net decrease was due primarily to a $0.7 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Lower variable compensation of $0.1 million also contributed to the reduction in research and development expenses. Research and development expenses totaled 6.5% and 9.2% of net sales for the thirteen week periods ended December 30, 2011 and December 31, 2010, respectively.

General and Administrative. General and administrative expenses decreased 10.4%, or $0.5 million, to $4.5 million for the thirteen week period ended December 30, 2011 from $5.0 million for the thirteen week period ended December 31, 2010. The net decrease includes a $0.2 million reduction in professional services, $0.2 million of lower restructuring expense and $0.2 million less in acquisition costs. A $0.1 million decrease in variable compensation also contributed to the $0.5 million net decrease, which was offset, to some degree, by a $0.2 million increase in bad debt expense. These costs as a percentage of net sales were 19.2% and 19.5% for the thirteen week periods ended December 30, 2011 and December 31, 2010, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained relatively consistent at $0.1 million for the thirteen week period ended December 30, 2011 compared to $0.1 million for the thirteen week period ended December 31, 2010.

Income From Operations. Income from operations was $2.5 million for the thirteen week period ended December 30, 2011 compared to $1.7 million for the thirteen week period ended December 31, 2010. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.6 million for the thirteen week period ended December 30, 2011 from $0.7 million for the thirteen week period ended December 31, 2010 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA increased $0.3 million to $4.2 million for the thirteen week period ended December 30, 2011 compared to $3.9 million for the thirteen week period ended December 31, 2010. The $0.3 million increase was primarily a result of the $2.3 million decrease in net sales, a $1.0 million reduction in cost of goods sold and lower operating expenses. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Twenty-Six Week Period Ended December 30, 2011 Compared to the Twenty-Six Week Period Ended December 31, 2010

Net Sales

Net sales increased 4.9%, or $2.3 million, to $49.4 million for the twenty-six week period ended December 30, 2011 from $47.1 million for the twenty-six week period ended December 31, 2010. The increase in device sales was $2.1 million, or 5.6%. Software sales increased $0.2 million, or 1.9%, in the twenty-six week period ended December 30, 2011 compared to the twenty-six week period ended December 31, 2010. Software sales for the twenty-six week period ended December 30, 2011 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales increased $0.9 million, or 2.0% and software sales decreased $1.2 million, or 13.3%. As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second quarter of fiscal year 2012 as net sales decreased 9.0% compared to the second quarter of fiscal year 2011. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, adversely affect our product sales in the United States during periods of lower demand. We also believe that constraints in government spending in the Company’s key international markets, including Canada and the United Kingdom, had a similar effect on our product sales in those regions.

During the twenty-six week period ended December 30, 2011 we also experienced a funding shift, as a large alternative payor elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, we recorded $1.1 million less in device sales in the first half of fiscal year 2012 as compared to the first half of fiscal year 2011 from this funding source. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

Gross Profit and Gross Margin

Gross profit increased 7.1%, or $2.4 million, to $35.6 million for the twenty-six week period ended December 31, 2011 from $33.2 million for the twenty-six week period ended December 31, 2010. The $2.4 million increase in gross profit was due mainly to higher device sales of $2.1 million. Gross margin increased 140 basis points to 72.1% for the thirteen week period ended December 31, 2011 from 70.7% for the twenty-six week period ended December 31, 2010. The improved gross margin was primarily a result of a more favorable product mix.

Operating Expenses

Selling and Marketing. Selling and marketing expenses increased 0.7%, to $17.6 million for the twenty-six week period ended December 30, 2011 from $17.5 million for the twenty-six week period ended December 31, 2010. The $0.1 million net increase reflects $0.7 million of lower headcount offset by higher variable compensation of $0.7 million. The $0.7 million decrease in headcount costs was caused primarily as a result of lower sales and marketing staffing during the twenty-six week period ended December 31, 2011 as compared to the twenty-six week period ended December 31, 2010. The increase in variable compensation was primarily a result of the 4.9% higher net sales in the twenty-six week period ended December 30, 2011 compared to the twenty-six week period ended December 31, 2010. Selling and marketing expenses for the twenty-six week period ended December 30, 2011 include $1.0 million for a direct to consumer marketing initiative undertaken by the Company during the second half of fiscal year 2011 for which there was no corresponding expense in the twenty-six week period ended December 31, 2010. The $1.0 million of additional expense was offset primarily by lower advertising and trade show costs coupled with reductions in other selling and marketing items. Selling and marketing expenses totaled 35.6% and 37.1% of net sales for the twenty-six week periods ended December 30, 2011 and December 31, 2010, respectively.

Research and Development. Research and development expenses decreased 24.1%, or $1.2 million, to $3.7 million for the twenty-six week period ended December 30, 2011 from $4.9 million for the twenty-six week period ended December 31, 2010. This net decrease was due primarily to a $1.5 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Higher variable compensation of $0.2 million offset the reduction in development resources to some degree. Research and development expenses totaled 7.5% and 10.4% of net sales for the twenty-six week periods ended December 30, 2011 and December 31, 2010, respectively.

General and Administrative. General and administrative expenses decreased 9.5%, or $0.9 million, to $8.8 million for the twenty-six week period ended December 30, 2011 from $9.7 million for the twenty-six week period ended December 31, 2010. The net decrease includes a $0.9 million reduction in professional services, $0.2 million of lower restructuring expense and $0.2 million less in acquisition costs. A $0.3 million increase in variable compensation and $0.5 million of higher bad debt expense offset, to some extent, the decreases discussed above. A $0.2 million reduction in information technology expense also contributed to the net decrease. These costs as a percentage of net sales were 17.9% and 20.7% for the twenty-six week periods ended December 30, 2011 and December 31, 2010, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained consistent at $0.2 million for the twenty-six week period ended December 30, 2011 compared to $0.2 million for the twenty-six week period ended December 31, 2010.

Income From Operations. Income from operations was $5.3 million for the twenty-six week period ended December 30, 2011 compared to $0.9 million for the twenty-six week period ended December 31, 2010. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.2 million to $1.1 million for the twenty-six week period ended December 30, 2011 from $1.3 million for the twenty-six week period ended December 31, 2010 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA increased $4.0 million to $8.7 million for the twenty-six week period ended December 30, 2011 compared to $4.7 million for the twenty-six week period ended December 31, 2010. The $4.0 million increase was primarily a result of the $2.3 million increase in net sales and the $2.0 million decrease in operating expenses. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As of
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Cash and cash equivalents	$20,020	$12,576
Revolving loan availability	$12,925	$12,925

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Twenty-Six weeks ended
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Cash flow summary
Provided by (used in) operating activities	$9,469	$(1,568)
Used in investing activities	(284)	(2,325)
Used in financing activities	(1,234)	(4,348)
Effect of exchange rate changes on cash	(102)	40

Increase (decrease) in cash	$7,849	$(8,201)

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords, among others.

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the twenty-six week periods ended December 30, 2011 and December 31, 2010:

	Twenty-Six weeks ended
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Operating activities
Net income (loss)	$3,471	$(725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,385	2,444
Equity-based compensation expense	1,129	1,059
Change in fair value of interest rate swaps	—	(295)
Bad debt expense	1,301	767
Change in fair value of acquisition contingencies	4	(183)
Deferred taxes	495	(170)
(Gain) loss on disposal of assets	(6)	1

	8,779	3,623
Changes in operating assets and liabilities	690	(4,466)

Net cash provided by (used in) operating activities	$9,469	$(1,568)

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Twenty-six weeks ended
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$3,006	$1,597
Inventories	(174)	(142)
Trade accounts payable	(1,830)	(674)
Accrued expenses and other current liabilities	(554)	(4,900)
Other	242	(347)

Changes in operating assets and liabilities	$690	$(4,466)

Our net cash provided by operating activities for the twenty-six week period ended December 30, 2011 was $9.5 million and consisted primarily of net income of $3.5 million, depreciation and amortization of $2.4 million, equity-based compensation of $1.1 million and bad debt expense of $1.3 million. Net cash used in operating activities for the twenty-six week period ended December 31, 2010 was $1.6 million and consisted primarily of a net loss of $0.7 million, a decrease in operating assets and liabilities of $4.4 million, partially offset by depreciation and amortization of $2.4 million and equity-based compensation of $1.1 million.

Investing Activities

Investing activities for the twenty-six week periods ended December 30, 2011 and December 31, 2010 consisted mainly of capital expenditures.

	Twenty-six weeks ended
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Investing activities
Capital expenditures	$(296)	$(2,325)
Proceeds from sale of property and equipment	12	—

Net cash used in investing activities	$(284)	$(2,325)

Net cash used in investing activities consists mainly of capital expenditures for each twenty-six week period presented. Capital expenditures for the twenty-six weeks ended December 31, 2010 included the purchase of $1.7 million of our then new Maestro speech generating devices to be used primarily as demonstration devices by our sales personnel.

Management anticipates that capital expenditures during fiscal year 2012 will range between $0.5 million and $1.0 million.

Financing Activities

Financing activities for the twenty-six week periods ended December 30, 2011 and December 31, 2010 consisted primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Twenty-six weeks ended
	December 30, 2011	December 31, 2010
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$—	$(2,020)
Payment on acquisition contingencies	(654)	(570)
Deferred Issuance Costs	—	(149)
Equity distributions	(573)	(1,609)
Redemption of management and common units	(7)	—

Net cash used in financing activities	$(1,234)	$(4,348)

Net cash of $1.2 million was required for financing activities during the twenty-six week period ended December 30, 2011 compared to $4.3 million required in the twenty-six week period ended December 31, 2010. The $3.1 million decrease in cash used in financing activities was mainly a result of $2.0 million less in debt repayments and $1.0 million less in equity distributions during the twenty-six weeks ended December 30, 2011 compared to the twenty-six week period ended December 31, 2010. The debt repayment of $2.0 million for the twenty-six weeks ended December 30, 2010 included a $1.1 million note payable related to an acquisition in 2004.

Financing Agreements

As of December 30, 2011, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are not required to make debt payments during the 12 months starting December 31, 2011 as a result of $8.9 million of voluntary prepayments made during fiscal year 2011.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of December 30, 2011, $36.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

On December 14, 2011, we entered into a fourth amendment to our credit facility which became effective immediately. The amendment modified the calculation of the ratios of net senior debt to adjusted EBITDA and net total debt to adjusted EBITDA by allowing us to utilize cash and cash equivalents of up to $5.0 million to reduce total debt and senior debt and to derive net senior debt and net total debt without the imposition of additional conditions or requirements. The amendment also allows us to make a restricted payment of a maximum of $5.0 million in the aggregate to the Company to repurchase shares of its equity interests provided that before and after giving effect to such restricted payment, no event of default shall have occurred and be continuing. Prior to any repurchase of its shares, the Company intends to seek approval from its Board of Directors. No such approval has been sought or received at this time.

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

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increased to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then increases to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2012 is $9.5 million which includes a $3.5 million carryover from the prior fiscal year.

As of December 30, 2011, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.34 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.34 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 4.01 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of December 30, 2011, net senior debt and net total debt were both $31.2 million and Adjusted EBITDA for the twelve-month period then ended was $23.3 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $5.5 million for the twelve months ended December 30, 2011) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended December 30, 2011 was $22.1 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for first twenty-six weeks of fiscal year 2012, as defined in the agreement, were $0.2 million.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

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

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2		Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

10.1	*	Fourth Amendment, dated December 14, 2011, to the Third Amended and Restated Credit Agreement

31.1	*	Certification required by Rule 13a-14(a).

31.2	*	Certification required by Rule 13a-14(a).

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**	The following financial information from DynaVox Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2011 and July 1, 2011; (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended December 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six week periods ended December 31, 2010 and December 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended December 30, 2011 and December 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: February 8, 2012	By	/s/ Edward L. Donnelly
Edward L. Donnelly
Chief Executive Officer

Date: February 8, 2012	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer