Form 10-Q
period 2012-03-30
DynaVox Inc.
filed 2012-05-14
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 10,846,320 as of April 27, 2012. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 27, 2012 was 43 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 30, 2012

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

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 30, 2012	July 1, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,159	$12,171
Trade receivables—net of allowance for doubtful accounts of $2,355 and $2,228 as of March 30, 2012 and July 1, 2011, respectively	14,926	18,676
Other receivables	363	318
Inventories	5,052	4,876
Prepaid expenses and other current assets	922	1,298
Deferred taxes	733	669

Total current assets	44,155	38,008
PROPERTY AND EQUIPMENT—Net	3,553	5,517
GOODWILL	—	60,846
INTANGIBLES—Net	27,907	29,849
DEFERRED TAXES	51,511	40,677
OTHER ASSETS	1,669	2,253

TOTAL ASSETS	$128,795	$177,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$450	$—
Trade accounts payable	4,856	6,680
Deferred revenue	1,143	1,346
Payable to related parties pursuant to tax receivable agreement	128	250
Other liabilities	6,889	7,863

Total current liabilities	13,466	16,139
LONG-TERM DEBT	35,750	36,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	44,667	39,540
OTHER LONG-TERM LIABILITIES	1,656	2,722

Total liabilities	95,539	94,601

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 10,821,320 shares issued and 10,810,171 outstanding at March 30, 2012, 9,391,680 shares issued and 9,383,335 shares outstanding at July 1, 2011	108	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at March 30, 2012 and 100 shares issued and outstanding at July 1, 2011	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at March 30, 2012 and July 1, 2011.	—	—
Additional paid-in capital	25,511	22,228
Retained earnings (deficit)	(9,806)	3,535
Accumulated other comprehensive loss	(41)	(18)

Total stockholders’ equity attributable to DynaVox Inc.	15,772	25,839
Non-controlling interest	17,571	56,797
Non-controlling interest shareholder notes	(87)	(87)

Total stockholders’ equity	33,256	82,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,795	$177,150

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
NET SALES	$24,027	$28,668	$73,434	$75,763
COST OF SALES	6,649	8,726	20,415	22,547

GROSS PROFIT	17,378	19,942	53,019	53,216

OPERATING EXPENSES:
Selling and marketing	7,868	8,296	25,472	25,780
Research and development	1,540	2,344	5,251	7,236
General and administrative	4,388	4,350	13,222	14,114
Amortization of certain intangibles	110	112	330	334
Impairment loss	62,107	1,018	62,107	1,018

Total operating expenses	76,013	16,120	106,382	48,482

INCOME (LOSS) FROM OPERATIONS	(58,635)	3,822	(53,363)	4,734

OTHER INCOME (EXPENSE):
Interest income	7	17	22	30
Interest expense	(574)	(668)	(l,716)	(2,014)
Change in fair value and net loss on interest rate swap agreements	—	(5)	—	(81)
Other income (expense) —net	13	(34)	(27)	(269)

Total other expense-net	(554)	(690)	(1,721)	(2,334)

INCOME (LOSS) BEFORE INCOME TAXES	(59,189)	3,132	(55,084)	2,400
INCOME TAX EXPENSE (BENEFIT)	(7,248)	341	(6,614)	334

NET INCOME (LOSS) ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(51,941)	$2,791	$(48,470)	$2,066
Less: net (income) loss attributable to the non-controlling interests	37,821	(2,140)	35,129	(1,767)

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$(14,120)	$651	$(13,341)	$299

Weighted-average shares of Class A common stock outstanding:
Basic	10,642,642	9,375,000	10,354,917	9,375,000

Diluted	10,642,642	9,375,000	10,354,917	9,375,000

Net income (loss) available to Class A common stock per share:
Basic	$(1.33)	$0.07	$(1.29)	$0.03

Diluted	$(1.33)	$0.07	$(1.29)	$0.03

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common A shares		Common B shares				Accumulated			Non- Controlling
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Loss	Comprehensive Income (Loss)	Non- Controlling Interest	Interest Shareholder Notes	Total Stockholders’ Equity
BALANCE—July 2, 2010	9,383,335	$94	100	$—	$24,205	$2,306	$(46)	$—	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	1,584	—	—	—	—	—	1,584
Equity distributions	—	—	—	—	(2,574)	—	—	—	—	—	(2,574)
Adjustment to give effect to the tax receivable agreement with DynaVox Holdings	—	—	—	—	20	—	—	—	—	—	20
Purchase of the subsidiary shares from non-controlling interest	—	—	—	—	64	—	—	—	(92)	—	(28)
Net income	—	—	—	—	—	299	—	299	1,767	—	2,066
Foreign currency translation gain	—	—	—	—	—	—	27	27	58	—	85

BALANCE—April 1, 2011	9,383,335	$94	100	$—	$23,299	$2,605	$(19)	$326	$53,125	$(87)	$79,017

BALANCE—July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$—	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	1,672	—	—	—	—	—	1,672
Equity distributions	—	—	—	—	(1,400)	—	—	—	—	—	(1,400)
Allocation of deferred tax assets and liabilities	—	—	—	—	187	—	—	—	—	—	187
Adjustment to give effect to the tax receivable agreement with DynaVox Holdings	—	—	—	—	(1,217)	—	—	—	—	—	(1,217)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	1,426,836	14	(10)	—	4,030	—	(3)	—	(4,041)	—	—
Net loss	—	—	—	—	—	(13,341)	—	(13,341)	(35,129)	—	(48,470)
Foreign currency translation loss	—	—	—	—	—	—	(20)	(20)	(38)	—	(58)

BALANCE—March 30, 2012	10,810,171	$108	90	$—	$25,511	$(9,806)	$(41)	$(13,361)	$17,571	$(87)	$33,256

See notes to unaudited condensed consolidated financial statements

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-nine Weeks Ended
	March 30, 2012	April 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$(48,470)	$2,066
Depreciation	2,325	2,543
Amortization of certain intangibles	681	694
Amortization of deferred financing costs	510	488
Equity-based compensation expense	1,672	1,584
Change in fair value of interest rate swaps	—	(461)
Bad debt expense	1,928	1,354
Change in fair value of acquisition contingencies	27	(157)
Deferred taxes	(6,925)	25
Gain on disposal of assets	(68)	—
Impairment loss	62,107	1,018
Changes in operating assets and liabilities:
Trade receivables	1,777	(816)
Inventories	(175)	923
Other assets	450	57
Deferred revenue	(304)	(146)
Trade accounts payable	(1,752)	423
Accrued compensation	(1,441)	(5,273)
Accrued interest	8	(36)
Related-party payable	—	(181)
Disbursements on derivative instruments	—	(542)
Other—net	451	89

Net cash provided by operating activities	12,801	3,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(452)	(2,828)
Proceeds from sale of property and equipment	80	—

Net cash used in investing activities	(372)	(2,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt agreements	—	(5,986)
Payment on acquisition contingencies	(976)	(703)
Equity distributions	(1,400)	(2,574)
Deferred issuance costs	—	(149)
Redemptions of management and common units	(7)	(28)

Net cash used in financing activities	(2,383)	(9,440)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(58)	85

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,988	(8,531)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,171	20,777

End of period	$22,159	$12,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,171	$1,517

Net income taxes paid	$319	$704

The Company had non-cash investing activities of $- and $47 for accrued capital costs during the thirty-nine week periods ended March 30, 2012 and April 1, 2011. During the thirty-nine weeks ended March 30, 2012, the Company had non-cash operating activity of $1,030 related to the effect of exchanges on the tax receivable liability and allocation of deferred tax assets and liabilities recorded through stockholders’ equity.

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

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of July 1, 2011 and March 30, 2012 and reflects the repurchase and cancellation of 6,498 unvested Holdings Units and the exchange of 1,426,836 vested Holdings Units for Class A common stock during the thirty-nine weeks ended March 30, 2012.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common A Shares	Total *
July 1, 2011	20,416,193	9,391,680	29,807,873
March 30, 2012	18,982,859	10,821,320	29,804,179

Ownership percentage:
July 1, 2011	68.5%	31.5%	100%
March 30, 2012	63.7%	36.3%	100%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

As of March 30, 2012 and July 1, 2011, the liability representing the expected payments due relating to exchanges by DynaVox Holdings owners under the TRA was $44,795 and $39,790, respectively. During the fiscal year ending June 29, 2012, the Company expects to pay $128 of the total amount. Payments are anticipated to be made annually over approximately 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

During the thirty-nine week period ended March 30, 2012, the Company recorded an increase to the TRA liability of $5,005 related to the exchange of 1,426,836 units of DynaVox Holdings for Class A common stock. Of this increase, $3,788 represents 85% of the estimated tax benefits related to (i) the increases in tax basis as described above and (ii) the estimated payments under the tax receivable agreement and has been recorded as an increase to a long-term deferred tax asset. The remaining $1,217 represents 85% of the estimated tax benefits related to the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and certain other tax benefits as provided for under the TRA and has been recognized in equity.

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

There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011 , except for the valuation of our intangible assets for which we have recorded an impairment loss as disclosed in Note 4.

Recently Issued Accounting Standards-In December 2011, the Financial Accounting Standards Board (“FASB”) deferred the effective date of a previous accounting standard related to the presentation of comprehensive income. The previous standard, issued in June 2011, eliminated the current option to report other comprehensive income and its components in the statement of equity, and allowed two options for presenting the components of net income and other comprehensive income. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income were required to be presented on the face of the financial statements. Additional information relating to the previous standard was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. The recent guidance deferred the effective date pertaining to the presentation of reclassification adjustments out of other comprehensive income. All other requirements are not affected and will be applied on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

3. BALANCE SHEET ITEMS

Inventories as of March 30, 2012 and July 1, 2011 consist of the following:

	March 30, 2012	July 1, 2011
Raw materials	$3,110	$3,054
Work in progress	13	12
Finished goods	1,929	1,810

Inventories	$5,052	$4,876

The components of property and equipment as of March 30, 2012 and July 1, 2011 are as follows:

	March 30, 2012	July 1, 2011
Molds, machinery and equipment	$8,989	$8,744
Computer equipment and purchased software	5,039	4,725
Furniture, fixtures and office equipment	1,305	1,305
Leasehold improvements	656	644

Total property and equipment — gross	$15,989	$15,418
Less accumulated depreciation	(12,473)	(10,161)
Construction in process	37	260

Property and equipment — net	$3,553	$5,517

Accumulated other comprehensive loss as of March 30, 2012 and July 1, 2011 are as follows:

	March 30, 2012	July 1, 2011
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(41)	$(18)

Accumulated other comprehensive loss attributable to non-controlling interest	$(77)	$(42)

Foreign currency translation adjustments, including those pertaining to non-controlling interest, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	March 30, 2012				July 1, 2011
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount
Goodwill	$60,846	$60,846	$—	$—	$60,846	$—	$—	$60,846

Acquired software technology	$3,253	$70	$2,146	$1,037	$3,253	$70	$1,848	$1,335
Commercial computer software	311	175	136	—	311	—	77	234
Acquired patent technology	4,330	1,086	974	2,270	4,330	—	650	3,680
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trademarks (indefinite life)	25,300	700	—	24,600	25,300	700	—	24,600

Intangibles, net	$33,538	$2,317	$3,314	$27,907	$33,538	$1,056	$2,633	$29,849

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

The Company uses the end of its fiscal year for the annual test and has one reporting unit. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and concluded that the fair value of its goodwill and intangibles with indefinite lives, significantly exceeded their carrying value, and no impairment charge was necessary. During the third quarter of fiscal 2012 the Company determined there were indicators of potential impairment of goodwill and intangibles due to a combination of a significant decline in the Company’s market capitalization during the period (market capitalization was approximately $91,800 as of March 30, 2012 compared to approximately $223,600 as of July 1, 2011) and a continued decline in net sales during the third quarter of fiscal year 2012 (net sales declined 16.2% as compared to the third quarter of fiscal year 2011).

The determination of whether any impairment of goodwill exists is based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any.

In step two of the test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

The Company’s estimate of the fair value of the reporting unit utilizes an average of the following income and market approaches.

(1)	Income Approach: The income approach is based on the Company’s projected future cash flows. The estimated cash flows are discounted to present value using a weighted-average cost of capital that considers the timing and risk of the future cash flows. The discounted cash flows are used to estimate the total fair value of the Company. The significant assumptions under this approach include revenue and cost projections to arrive at cash flows over a projection period, a terminal growth rate that is applied to cash flows beyond the projection period, and the weighted-average cost of capital used to discount the expected cash flows.

(2)	Guideline Market Approach: This market approach examines the cash flows of comparable companies observed in the market. Cash flows are measured over various time periods (i.e. last twelve months or projected periods) and compared to the total market value of invested capital to arrive at multiples of cash flows. The multiples are then risk-adjusted to consider the Company’s size relative to the comparable companies. The comparable company multiples are then applied to the Company’s cash flows to estimate the fair value of the Company. The significant assumptions under this approach include the selection of comparable companies, the selection of time periods, and risk adjustment factors applied to the multiples.

(3)	Market Capitalization Approach: This market approach is based on the Company’s aggregate fair value as determined by the number of the Company’s outstanding shares of common stock equivalents and the market price per share of common stock. The significant assumption under this approach is the Company’s determination that it has one reporting unit to which the aggregate fair value is allocated.

In determining the estimated fair value of the reporting unit, the Company used a weighting of 25% for the Income Approach, 25% for the Guideline Market Approach, and 50% for the Market Capitalization Approach. As a result, the Company determined that the carrying value of the reporting unit exceeded its fair value and conducted a step two analysis. As a result of our step two analysis, we recorded a full impairment loss on our goodwill of $60.8 million during the third quarter of fiscal year 2012.

As a result of the impairment indicators, the Company also conducted interim impairment testing of the definite-lived and indefinite-lived intangible assets as of March 30, 2012. The test for recoverability of a definite-lived asset group to be held, and used, is performed by comparing the carrying amount of the assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. The significant assumptions under this method include revenue and cost projections to arrive at cash flows over a projection period. The Company performed a test for each asset grouping and determined that an impairment had occurred and an impairment loss of $1,261 was recorded which was equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 13.0% for both trade names and symbols. The Company determined that the fair value of the indefinite-lived intangibles exceeded its carrying value and no impairment charge was necessary.

The Company recorded an asset impairment loss of $62,107 for the thirteen week period ended March 30, 2012, of which $60,846 related to goodwill and $1,261 was related to definite-lived intangible assets . The Company recorded an asset impairment loss of $1,018 for the thirteen week period ended April 1, 2011, related to definite-lived intangibles, indefinite-lived intangibles, and long-lived assets. These losses were recorded as an impairment loss on the Company’s statement of operations.

Amortization expense related to intangibles for the thirteen week periods ended March 30, 2012 and April 1, 2011 was $227 and $231, respectively. Amortization expense related to intangibles for the thirty-nine week periods ended March 30, 2012 and April 1, 2011 was $681 and $694, respectively. Estimated amortization expense for the remainder of fiscal year 2012 and each subsequent four fiscal years is as follows: 2012—$208; 2013—$829; 2014—$807; 2015—$600; and 2016—$433.

5. LONG-TERM DEBT

Long-term debt as of March 30, 2012 and July 1, 2011 consists of the following:

	March 30, 2012	July 1, 2011
2008 Credit Facility	$36,200	$36,200

Total debt	36,200	36,200
Less: current installments	(450)	—

Long-term debt—less current installments	$35,750	$36,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA), as amended. As of March 30, 2012 and July 1, 2011, the 2008 Credit Facility provides $52,000 of term loans, up to $12,925 of revolving loans and letters of credit and up to $12,000 available for restricted distributions provided the Company is in compliance with certain financial and non-financial covenants. Principal amortization began September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of March 30, 2012 and 4.2% as of July 1, 2011) or the Prime rate, plus a credit spread (6.3% as of both March 30, 2012 and July 1, 2011) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of March 30, 2012 and July 1, 2011, the Company’s credit spreads were as follows:

	March 30, 2012		July 1, 2011
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At March 30, 2012 and July 1, 2011, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Revolver Draw Under 2008 Credit Facility

At March 30, 2012 and July 1, 2011 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company is required to provide monthly financial statements to the lenders within 30 days of the end of each month. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at March 30, 2012 and July 1, 2011. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. As a result of voluntary prepayments in fiscal 2011 no excess cash flow payment was required for fiscal 2011.

Note Payable

The Company had a $1,095 note payable related to an acquisition in 2004 that had an interest rate of 7%, which was paid quarterly. The note payable matured on September 30, 2010 and as such was paid off in full during the first quarter of fiscal year 2011.

6. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Provision (benefit) for income taxes	$(7,248)	$341	$(6,614)	$334
Effective income tax rate	12.25%	10.89%	12.01%	13.92%

The tax provision for the current period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income (loss) before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings (losses) are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the quarter ended March 30, 2012, the Company recorded discrete items that resulted in income tax expense which related to interest associated with the reserve for uncertainties in income tax positions and a tax benefit related to the impairment of goodwill and certain intangibles and permanent provision to return items.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of July 1, 2011	$70
Increases in prior period tax positions	9

Balance as of March 30, 2012	$79

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2008 — 2011 are currently open for examination. The fiscal year 2010 federal tax return is currently under examination by the Internal Revenue Service. Foreign tax returns associated with fiscal years 2007 — 2011 also remain open under the statute.

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

During the thirteen and thirty-nine weeks ended March 30, 2012, the Company recorded a fair value adjustment of $23 recognized in other expense related to the royalty contingent considerations. During the thirteen and thirty-nine weeks ended March 30, 2012, the Company recorded a fair value adjustment of $1and $4 recognized in interest expense, respectively related to the consulting agreement contingent considerations.

The following table presents assets and liabilities measured at fair value on a recurring basis at March 30, 2012 and July 1, 2011:

	As of March 30, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$254	$—	$—	$254

Total assets	$254	$—	$—	$254

Liabilities
Acquisition-related contingent considerations	$—	$—	$1,700	$1,700

Total liabilities	$—	$—	$1,700	$1,700

	As of July 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$253	$—	$—	$253

Total assets	$253	$—	$—	$253

Liabilities
Acquisition-related contingent considerations	$—	$—	$2,649	$2,649

Total liabilities	$—	$—	$2,649	$2,649

The following table represents the change in the acquisition-related contingent consideration liabilities during the thirty-nine weeks ended March 30, 2012:

Balance as of July 1, 2011	$2,649
Losses included in earnings	27
Settlements	(976)

Balance as of March 30, 2012	$1,700

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At March 30, 2012 and July 1, 2011, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities.

During the thirteen and thirty-nine weeks ended March 30, 2012 the Company recorded an impairment loss of $62,107 relating to impairment of goodwill and finite-lived intangible assets (See Note 4). During the thirteen and thirty-nine weeks ended April 1, 2011 the Company recorded an impairment loss of $1,018 relating to finite-lived and indefinite-lived intangible assets. These non-financial assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. We consider the fair value of these intangible assets to be level 3 measurements due to the presence of significant inputs that are unobservable and based on management’s estimates. Note 4 contains a discussion of the valuation methodologies used to measure these intangible assets.

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

The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Thirteen Weeks Ended
	March 30, 2012					April 1, 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$8	$2	$6	$16	$—	$7	$3	$7	$17
Successor Options	5	25	69	391	490	4	40	63	385	492
Successor RSA’s	—	—	—	37	37	—	—	—	16	16

Total	$5	$33	$71	$434	$543	$4	$47	$66	$408	$525

	Thirty-nine Weeks Ended
	March 30, 2012					April 1, 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Legacy interest in DynaVox Holdings	$—	$22	$8	$20	$50	$—	$26	$10	$23	$59
Successor Options	16	129	203	1,167	1,515	12	114	194	1,150	1,470
Successor RSA’s	—	—	—	107	107	—	—	—	55	55

Total	$16	$151	$211	$1,294	$1,672	$12	$140	$204	$1,228	$1,584

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirty-nine weeks ended March 30, 2012 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—July 1, 2011	1,384,000	$4.10-$15.00	$14.75	8.8	$75
Granted	205,500	5.47	5.47
Exercised	—	—
Forfeited	(60,200)	4.10-15.00

Outstanding—March 30, 2012	1,529,300	$4.10-$15.00	$13.69	8.21	$—

Exercisable at March 30, 2012	282,075	$4.10-$15.00	$14.84	7.89	$—

The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended March 30, 2012 was $3.67 per share.

The fair value of the stock options issued under the 2010 Plan was estimated based on the closing market price of the Company’s common stock on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Thirty-nine Weeks Ended
March 30, 2012
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

As of March 30, 2012, there was $6,129 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the Company’s restricted stock award activity under the 2010 Plan for the thirty-nine weeks ended March 30, 2012 is as follows:

	Restricted Shares of Class A Common Stock	Weighted - Average Grant Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in thousands)
Non-vested Outstanding—July 1, 2011	12,512	$10.99	0.8	$95
Granted	2,804	5.35
Vested	—	—
Forfeited	—	—

Non-vested Outstanding—March 30, 2012	15,316	$9.96	1.0	$47

As of March 30, 2012, there was $23 of unrecognized compensation expense related to non-vested restricted share awards that is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the changes in non-vested Holdings Units outstanding during the thirty-nine weeks ended March 30, 2012 is detailed in the following table below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holdings Units:
Non-vested units as of July 1, 2011	88,039	$3.02	$15
Granted	—	—
Vested	(23,649)	2.92
Forfeited	(6,498)	2.19
Redeemed	—	—

Non-vested units as of March 30, 2012	57,892	$3.16	$—

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of March 30, 2012, there was $74 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 1.9 years.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share-net income attributable to DynaVox Inc.	$(14,120)	$651	$(13,341)	$299

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,642,642	9,375,000	10,354,917	9,375,000
Effect of dilutive securities:
Options and restricted stock	—	—	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	10,642,642	9,375,000	10,354,917	9,375,000

Basic net income (loss) attributable to DynaVox Inc. per common share	$(1.33)	$0.07	$(1.29)	$0.03

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(1.33)	$0.07	$(1.29)	$0.07

Weighted-average shares of stock options, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,536,857 and 1,560,354 for the thirteen and thirty-nine week period ended March 30, 2012, respectively, and 1,383,894 and 1,387,429 for the thirteen and thirty-nine week period ended April 1, 2011, respectively. Weighted-average shares of restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 15,317 and 14,564 for the thirteen and thirty-nine week period ended March 30, 2012, respectively, and 8,335 for the thirteen and thirty-nine week period ended April 1, 2011, respectively.

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

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, as they may be updated by Quarterly Reports on Form 10-Q subsequently filed with the SEC, including Item 1A. Risk Factors of this Report, and could cause our actual results to differ materially from any future performance suggested below.

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

As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second and third quarters of fiscal year 2012 as net sales decreased 9.0% and 16.2%, respectively, compared to the second and third quarters of fiscal year 2011, respectively. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Germany and the United Kingdom, had a similar effect on our product sales in those regions for the thirty-nine week period ended March 30, 2012 as compared to the thirty-nine week period ended April 1, 2011.

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

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the thirty-nine weeks ended March 30, 2012 we recorded $2.8 million less in net device sales as a result of the funding shift as compared to the thirty-nine weeks ended April 1, 2011. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

We believe the strategic changes discussed above related to our U.S. device market helped offset the impact of the shift in funding by this alternative payor. Further, we believe the additional resources we committed to our direct sales channel for our educational software products were adversely impacted by ongoing school budget constraints during the thirteen week periods ended December 30, 2011 and March 30, 2012 as compared to the thirteen week periods ended December 31, 2010 and April 1, 2011, respectively.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our special education software sales being moderately higher.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of March 30, 2012 there were 18,982,859 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 18,982,859 shares of Class A common stock.

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

In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that the DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement. As of March 30, 2012, the liability representing the expected payments due under the tax receivable agreement was $44.8 million. During the thirty-nine week period ended March 30, 2012, the Company recorded a $5.0 million increase to the tax receivable agreement liability related to the exchange of 1,426,836 units of DynaVox Holdings for 1,426,836 shares of the Company’s Class A common stock. Of this increase, $3.8 million has been recorded as an increase to a long-term deferred tax asset and represents 85% of the estimated tax benefits related to an increase in tax basis and the estimated payments under the tax receivable agreement. The remaining $1.2 million is the difference between the recorded deferred tax asset and the computed TRA liability and is recorded as an adjustment to equity.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(Amounts in thousands)		(Amounts in thousands)
Net sales
Speech generating devices	$20,684	$22,707	$60,815	$60,700
Special education software	3,343	5,961	12,619	15,063

	$24,027	$28,668	$73,434	$75,763

Percentage of net sales
Speech generating devices	86.1%	79.2%	82.8%	80.1%
Special education software	13.9%	20.8%	17.2%	19.9%

	100.0%	100.0%	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers. Special education software sales for the thirty-nine weeks ended March 30, 2012 includes a large international order of approximately $1.4 million.

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

Impairment Loss. Long-lived assets, which include fixed assets and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. Goodwill and intangibles with indefinite-lives are reviewed at least annually, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill is tested by comparing the carrying value of the reporting unit to its fair value.

The Company uses the end of its fiscal year for the annual test and has one reporting unit. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and concluded that the fair value of its goodwill and intangibles with indefinite lives, significantly exceeded their carrying value, and no impairment charge was necessary. During the third quarter of fiscal 2012 the Company determined there were indicators of potential impairment of goodwill and intangibles due to a combination of a significant decline in the Company’s market capitalization during the period (market capitalization was approximately $91.8 million as of March 30, 2012 compared to approximately $223.6 million as of July 1, 2011) and a continued decline in net sales during the third quarter of fiscal year 2012 (net sales declined 16.2% as compared to the third quarter of fiscal year 2011).

The determination of whether any impairment of goodwill exists is based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any.

In step two of the test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

The Company’s estimate of the fair value of the reporting unit utilizes an average of the following income and market approaches.

(1)	Income Approach: The income approach is based on the Company’s projected future cash flows. The estimated cash flows are discounted to present value using a weighted-average cost of capital that considers the timing and risk of the future cash flows. The discounted cash flows are used to estimate the total fair value of the Company. The significant assumptions under this approach include revenue and cost projections to arrive at cash flows over a projection period, a terminal growth rate that is applied to cash flows beyond the projection period, and the weighted-average cost of capital used to discount the expected cash flows.

(2)	Guideline Market Approach: This market approach examines the cash flows of comparable companies observed in the market. Cash flows are measured over various time periods (i.e. last twelve months or projected periods) and compared to the total market value of invested capital to arrive at multiples of cash flows. The multiples are then risk-adjusted to consider the Company’s size relative to the comparable companies. The comparable company multiples are then applied to the Company’s cash flows to estimate the fair value of the Company. The significant assumptions under this approach include the selection of comparable companies, the selection of time periods, and risk adjustment factors applied to the multiples.

(3)	Market Capitalization Approach: This market approach is based on the Company’s aggregate fair value as determined by the number of the Company’s outstanding shares of common stock equivalents and the market price per share of common stock. The significant assumption under this approach is the Company’s determination that it has one reporting unit to which the aggregate fair value is allocated.

In determining the estimated fair value of the reporting unit the Company used a weighting of 25% for the Income Approach, 25% for the Guideline Market Approach, and 50% for the Market Capitalization Approach. As a result, the Company determined that the carrying value of the reporting unit exceeded its fair value and conducted a step two analysis. As a result of our step two analysis, we recorded a full impairment loss on our goodwill of $60.8 million during the third quarter of fiscal year 2012. The loss was recorded as an impairment loss on the Company’s statement of operations.

Key assumptions utilized by management have a significant effect on the determination of the impairment loss. Key assumptions used in the valuation of our goodwill included a weighted-average cost of capital of 12.0% and multiples applied to cash flows ranging from 6.0 to 7.0.

As a result of the impairment indicators, the Company also conducted interim impairment testing of the finite-lived and indefinite-lived intangible assets as of March 30, 2012. The test for recoverability of a definite-lived asset group to be held, and used, is performed by comparing the carrying amount of the assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. The significant assumptions under this method include revenue and cost projections to arrive at cash flows over a projection period. The Company performed a test for each asset grouping and determined that an impairment had occurred and an impairment loss of $1.3 million was recorded equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology. The loss was recorded as an impairment loss on the Company’s statement of operations.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 13.0% for both trade names and symbols. The Company determined that the fair value of the indefinite-lived intangibles exceeded its carrying value and no impairment charge was necessary.

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

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of March 30, 2012 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
March 30, 2012	18,982,859	10,821,320	29,804,179
	63.7%	36.3%	100.00%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Thirteen weeks ended				Thirty-nine weeks ended
	March 30, 2012	% of Net Sales	April 1, 2011	% of Net Sales	March 30, 2012	% of Net Sales	April 1, 2011	% of Net Sales
	(unaudited) (Dollar in thousands)
Net sales	$24,027	100.0%	$28,668	100.0%	$73,434	100.0%	$75,763	100.0%
Costs of goods sold	6,649	27.7%	8,726	30.4%	20,415	27.8%	22,547	29.8%

Gross profit	17,378	72.3%	19,942	69.6%	53,019	72.2%	53,216	70.2%
Operating expenses:
Selling and marketing	7,868	32.7%	8,296	28.9%	25,472	34.7%	25,780	34.0%
Research and development	1,540	6.4%	2,344	8.2%	5,251	7.2%	7,236	9.6%
General and administrative	4,388	18.3%	4,350	15.2%	13,222	18.0%	14,114	18.6%
Amortization of intangibles	110	0.5%	112	0.4%	330	0.4%	334	0.4%
Impairment loss	62,107	258.5%	1,018	3.6%	62,107	84.6%	1,018	1.3%

Total operating expenses	76,013	316.4%	16,120	56.2%	106,382	144.9%	48,482	64.0%

Income (loss) from operations	(58,635)	(244.0)%	3,822	13.3%	(53,363)	(72.7)%	4,734	6.2%
Other Income (Expense):
Interest income	7	0.0%	17	0.1%	22	0.0%	30	0.0%
Interest expense, net	(574)	-2.4%	(668)	-2.3%	(1,716)	-2.3%	(2,014)	-2.7%
Change in fair value and net loss on interest rate swap agreements	—	0.0%	(5)	-0.0%	—	0.0%	(81)	-0.1%
Other income (expense) — net	13	-0.1%	(34)	-0.1%	(27)	0.0%	(269)	-0.4%

Total other expense	(554)	-2.3%	(690)	-2.4%	(1,721)	-2.3%	(2,334)	-3.1%

Income (loss) before income taxes	$(59,189)	(246.3)%	$3,132	10.9%	$(55,084)	(75.0)%	$2,400	3.2%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30, 2012 (Unaudited)	April 1, 2011 (Unaudited)	March 30, 2012 (Unaudited)	April 1, 2011 (Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Other Financial Data
Adjusted EBITDA (1)	$5,038	$6,522	$13,741	$11,215

(1)	Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30, 2012 (Unaudited)	April 1, 2011 (Unaudited)	March 30, 2012 (Unaudited)	April 1, 2011 (Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Income (loss) before income taxes	$(59,189)	$3,132	$(55,084)	$2,400
Depreciation	733	880	2,325	2,543
Amortization of certain intangibles	228	231	681	694
Interest income	(7)	(17)	(22)	(30)
Interest expense	574	668	1,716	2,014
Change in fair value and net loss on interest rate swap agreements	—	5	—	81
Other expense (income), net (1)	(29)	24	(35)	225
Equity-based compensation	543	525	1,672	1,584
Employee severance and other costs	3	64	151	308
Acquisition costs (2)	—	(80)	—	161
Impairment loss	62,107	1,018	62,107	1,018
Other adjustments (3)	75	72	230	217

Adjusted EBITDA	$5,038	$6,522	$13,741	$11,215

(1)	Excludes realized foreign currency gains or losses.
(2)	Legal, accounting, and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.
(3)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended March 30, 2012 Compared to the Thirteen Week Period Ended April 1, 2011

Net Sales

Net sales decreased 16.2%, or $4.6 million, to $24.0 million for the thirteen week period ended March 30, 2012 from $28.7 million for the thirteen week period ended April 1, 2011. The decrease in device sales was $2.0 million, or 8.9%, and software sales decreased $2.6 million, or 43.9%, in the thirteen week period ended March 30, 2012 compared to the thirteen week period ended April 1, 2011. As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. This softening of demand continued in the third quarter of fiscal year 2012. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the United Kingdom had a similar effect on our product sales for the thirteen weeks ended March 30, 2012 as compared to the thirteen weeks ended April 1, 2011.

During the thirteen week period ended March 30, 2012 we continued to experience a funding shift, as a large alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, which began in the second quarter of fiscal year 2012, we recorded $2.1 million less in net device sales in the third quarter of fiscal-year 2012 as compared to the third quarter of fiscal year 2011 from this funding source and other third party payors in the same geographic region. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 12.9%, or $2.6 million, to $17.4 million for the thirteen week period ended March 30, 2012 from $19.9 million for the thirteen week period ended April 1, 2011. The $2.5 million decrease in gross profit was due mainly to lower software sales of $2.6 million and lower device sales of $2.0 million. Gross margin increased 270 basis points to 72.3% for the thirteen week period ended March 30, 2012 from 69.6% for the thirteen week period ended April 1, 2011. The improved gross margin was primarily a result of an inventory obsolescence charge of approximately $0.5 million primarily related to our Tango! product in the thirteen week period ended April 1, 2011 and lower device royalty costs relating primarily to our EyeMax product.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 5.2%, to $7.9 million for the thirteen week period ended March 30, 2012 from $8.3 million for the thirteen week period ended April 1, 2011. The $0.4 million net decrease reflected approximately $0.5 million of lower variable compensation and $0.4 million of lower headcount costs. The decrease in variable compensation was primarily a result of the 16.2% lower net sales in the thirteen week period ended March 30, 2012 compared to the thirteen week period ended April 1, 2011. The $0.4 million decrease in headcount cost was caused primarily as a result of lower sales and marketing staffing during the thirteen week period ended March 30, 2012 as compared to the thirteen week period ended April 1, 2011. Selling and marketing expenses for the thirteen week period ended March 30, 2012 included $0.6 million for a direct to consumer marketing initiative undertaken by the Company during the fourth quarter of fiscal year 2011 for which there was no corresponding expense in the thirteen week period ended April 1, 2011. Selling and marketing expenses totaled 32.8% and 28.9% of net sales for the thirteen week periods ended March 30, 2012 and April 1, 2011, respectively.

Research and Development. Research and development expenses decreased 34.3%, or $0.8 million, to $1.5 million for the thirteen week period ended March 30, 2012 from $2.3 million for the thirteen week period ended April 1, 2011. This net decrease was due primarily to a $0.7 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Lower variable compensation of $0.1 million also contributed to the reduction in research and development expenses. Research and development expenses totaled 6.4% and 8.2% of net sales for the thirteen week periods ended March 30, 2012 and April 1, 2011, respectively.

General and Administrative. General and administrative expenses remained relatively consistent at $4.4 million for the thirteen week period ended March 30, 2012 compared to the thirteen week period ended April 1, 2011. These costs as a percentage of net sales were 18.2% and 15.2% for the thirteen week periods ended March 30, 2012 and April 1, 2011, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained relatively consistent at $0.1 million for the thirteen week period ended March 30, 2012 compared to $0.1 million for the thirteen week period ended April 1, 2011.

Impairment Loss. The impairment loss of $62.1 million for the thirteen week period ended March 30, 2012 was the result of a $60.8 million impairment of goodwill and $1.3 million of impairment related to definite-lived intangibles. The impairment loss of $1.0 million for the thirteen week period ended April 1, 2011 was the result of an impairment of indefinite-lived intangible assets, finite-lived intangible assets and fixed assets.

(Loss) Income From Operations. Loss from operations was $58.6 million for the thirteen week period ended March 30, 2012 compared to income from operations of $3.8 million for the thirteen week period ended April 1, 2011. The change in (loss) income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.6 million for the thirteen week period ended March 30, 2012 from $0.7 million for the thirteen week period ended April 1, 2011 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA decreased $1.5 million to $5.0 million for the thirteen week period ended March 30, 2012 compared to $6.5 million for the thirteen week period ended April 1, 2011. The $1.5 million decrease was primarily a net result of the $4.6 million decrease in net sales, a $2.1 million reduction in cost of goods sold and $1.2 million of lower operating expenses after adjusting for impairment losses in each period. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Thirty-Nine Week Period Ended March 30, 2012 Compared to the Thirty-Nine Week Period Ended April 1, 2011

Net Sales

Net sales decreased 3.1%, or $2.3 million, to $73.4 million for the thirty-nine week period ended March 30, 2012 from $75.8 million for the thirty-nine week period ended April 1, 2011. The increase in device sales was $0.1 million, or 0.2%. Software sales decreased $2.4 million, or 16.2%, in the thirty-nine week period ended March 30, 2012 compared to the thirty-nine week period ended April 1, 2011. Software sales for the thirty-nine week period ended March 30, 2012 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales decreased $3.7 million, or 4.9% and software sales decreased $3.8 million, or 25.4%. As previously disclosed, we experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second and third quarters of fiscal year 2012. Net sales decreased 9.0% in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 and net sales decreased 16.2% in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Germany and the United Kingdom, had a similar effect on our product sales in those regions for the thirty-nine weeks ended March 30, 2012 as compared to the thirty-nine weeks ended April 1, 2011.

During the thirty-nine week period ended March 30, 2012 we also experienced a funding shift, as a large alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, which began in the second quarter of fiscal year 2012, we recorded $2.8 million less in net device sales in the first thirty-nine weeks of fiscal year 2012 as compared to the first thirty-nine weeks of fiscal year 2011 from this funding source and other third party payors in the same geographic region. Our expectation is that we will continue to supply patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 0.4%, or $0.2 million, to $53.0 million for the thirty-nine week period ended March 30, 2012 from $53.2 million for the thirty-nine week period ended April 1, 2011. The $0.2 million decrease in gross profit was due mainly to lower net sales of $2.3 million offset to some degree by lower cost of goods sold of $2.1 million. Gross margin increased 200 basis points to 72.2% for the thirty-nine week period ended March 30, 2012 from 70.2% for the thirty-nine week period ended April 1, 2011. The improved gross margin was primarily a result of an inventory obsolescence charge of approximately $0.5 million primarily related to our Tango! product in the thirty-nine week period ended April 1, 2011, a more favorable product mix and lower device royalty costs relating primarily to our EyeMax product.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 1.2%, to $25.5 million for the thirty-nine week period ended March 30, 2012 from $25.8 million for the thirty-nine week period ended April 1, 2011. The $0.3 million net decrease reflects $1.1 million of lower headcount offset by higher variable compensation of $0.2 million. The $1.1 million decrease in headcount costs was caused primarily as a result of lower sales and marketing staffing during the thirty-nine week period ended March 30, 2012 as compared to the thirty-nine week period ended April 1, 2011. Selling and marketing expenses for the thirty-nine week period ended March 30, 2012 include $1.5 million for a direct to consumer marketing initiative undertaken by the Company during the fourth quarter of fiscal year 2011 for which there was no corresponding expense in the thirty-nine week period ended April 1, 2011. The $1.0 million of additional expense was offset to some degree by lower advertising and trade show costs coupled with reductions in other selling and marketing items. Selling and marketing expenses totaled 34.7% and 34.0% of net sales for the thirty-nine week periods ended March 30, 2012 and April 1, 2011, respectively.

Research and Development. Research and development expenses decreased 27.4%, or $2.0 million, to $5.3 million for the thirty-nine week period ended March 30, 2012 from $7.2 million for the thirty-nine week period ended April 1, 2011. This net decrease was due primarily to a $2.1 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Higher variable compensation of $0.1 million offset the reduction in development resources to some degree. Research and development expenses totaled 7.2% and 9.6% of net sales for the thirty-nine week periods ended March 30, 2012 and April 1, 2011, respectively.

General and Administrative. General and administrative expenses decreased 6.5%, or $0.9 million, to $13.2 million for the thirty-nine week period ended March 30, 2012 from $14.1 million for the thirty-nine week period ended April 1, 2011. The net decrease included a $1.1 million reduction in professional services, $0.2 million of lower restructuring expense and $0.2 million less in acquisition costs. A $0.2 million increase in variable compensation and $0.6 million of higher bad debt expense offset, to some extent, the decreases discussed above. A $0.1 million reduction in information technology expense also contributed to the net decrease. These costs as a percentage of net sales were 18.0% and 18.6% for the thirty-nine week periods ended March 30, 2012 and April 1, 2011, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained consistent at $0.3 million for the thirty-nine week period ended March 30, 2012 compared to $0.3 million for the thirty-nine week period ended April 1, 2011.

Impairment Loss. The impairment loss of $62.1 million for the thirty-nine week period ended March 30, 2012 was the result of a $60.8 million impairment of goodwill and $1.3 million of impairment related to definite-lived intangibles . The impairment loss of $1.0 million for the thirty-nine week period ended April 1, 2011 was the result of an impairment of indefinite-lived intangible assets, finite-lived intangible assets and fixed assets.

(Loss) Income From Operations. Loss from operations was $53.4 million for the thirty-nine week period ended March 30, 2012 compared to operating income of $4.7 million for the thirty-nine week period ended April 1, 2011. The change in (loss) income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.3 million to $1.7 million for the thirty-nine week period ended March 30, 2012 from $2.0 million for the thirty-nine week period ended April 1, 2011 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA increased $2.5 million to $13.7 million for the thirty-nine week period ended March 30, 2012 compared to $11.2 million for the thirty-nine week period ended April 1, 2011. The $2.5 million increase was primarily a result of the $2.3 million decrease in net sales, a $2.1 million reduction in cost of goods sold and the $3.2 million decrease in operating expenses after adjusting for impairment losses in each period. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As of
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Cash and cash equivalents	$22,159	$12,246
Revolving loan availability	$12,925	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (scheduled interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement. Any borrowings under the revolving loan facility are either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$12,801	$3,652
Used in investing activities	(372)	(2,828)
Used in financing activities	(2,383)	(9,440)
Effect of exchange rate changes on cash	(58)	85

Increase (decrease) in cash	$9,988	$(8,531)

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords, among others.

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the thirty-nine week periods ended March 30, 2012 and April 1, 2011:

	Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Operating activities
Net income (loss)	$(48,470)	$2,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,516	3,725
Equity-based compensation expense	1,672	1,584
Change in fair value of interest rate swaps	—	(461)
Bad debt expense	1,928	1,354
Change in fair value of acquisition contingencies	27	(157)
Deferred taxes	(6,925)	25
Gain on disposal of assets	(68)	—
Impairment loss	62,107	1,018
Changes in operating assets and liabilities	(986)	(5,502)

Net cash provided by operating activities	$12,801	$3,652

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$1,777	$(816)
Inventories	(175)	923
Trade accounts payable	(1,752)	423
Accrued expenses and other current liabilities	(1,433)	(5,309)
Other	597	(723)

Changes in operating assets and liabilities	$(986)	$(5,502)

Our net cash provided by operating activities for the thirty-nine week period ended March 30, 2012 was $12.8 million and consisted primarily of a net loss of $48.5 million, an impairment loss of $62.1 million, an increase in deferred tax assets of $6.9 million, depreciation and amortization of $3.5 million, equity-based compensation of $1.7 million and bad debt expense of $1.9 million. Net cash provided by operating activities for the thirty-nine week period ended April 1, 2011 was $3.7 million and consisted primarily of net income of $2.1 million, a decrease in operating assets and liabilities of $5.5 million, partially offset by depreciation and amortization of $3.7 million, equity-based compensation of $1.6 million and an impairment loss of $1.0 million.

Investing Activities

Investing activities for the thirty-nine week periods ended March 30, 2012 and April 1, 2011 consisted mainly of capital expenditures.

	Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Investing activities
Capital expenditures	$(452)	$(2,828)
Proceeds from sale of property and equipment	80	—

Net cash used in investing activities	$(372)	$(2,828)

Net cash used in investing activities consisted mainly of capital expenditures for each thirty-nine week period presented. Capital expenditures for the thirty-nine weeks ended April 1, 2011 included the purchase of $1.7 million of our then new Maestro speech generating devices to be used primarily as demonstration devices by our sales personnel.

Management anticipates that capital expenditures during fiscal year 2012 will range between $0.5 million and $1.0 million.

Financing Activities

Financing activities for the thirty-nine week periods ended March 30, 2012 and April 1, 2011 consisted primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Thirty-Nine Weeks Ended
	March 30, 2012	April 1, 2011
	(Amounts in thousands)
Financing activities
Repayment of debt agreements	$—	$(5,986)
Payment on acquisition contingencies	(976)	(703)
Deferred issuance costs	—	(149)
Equity distributions	(1,400)	(2,574)
Redemption of management and common units	(7)	(28)

Net cash used in financing activities	$(2,383)	$(9,440)

Net cash of $2.4 million was required for financing activities during the thirty-nine week period ended March 30, 2012 compared to $9.4 million required in the thirty-nine week period ended April 1, 2011. The $7.0 million decrease in cash used in financing activities was mainly a result of $6.0 million less in debt repayments and $1.2 million less in equity distributions during the thirty-nine weeks ended March 30, 2012 compared to the thirty-nine week period ended April 1, 2011. The debt repayment of $6.0 million for the thirty-nine weeks ended April 1, 2011 included a $1.1 million note payable related to an acquisition in 2004.

Financing Agreements

As of March 30, 2012, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are required to make debt payments during the 12 months starting March 31, 2012 of approximately $0.5 million.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of March 30, 2012, $36.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

As of March 30, 2012, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.43 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.43 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 4.06 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of March 30, 2012, net senior debt and net total debt were both $31.2 million and Adjusted EBITDA for the twelve-month period then ended was $21.8 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $5.2 million for the twelve months ended March 30, 2012) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended March 30, 2012 was $21.0 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for first thirty-nine weeks of fiscal year 2012, as defined in the agreement, were $0.4 million.

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

Upon the occurrence of an event of default, including in the event of non-compliance with the financial ratios described above, the lenders would have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the credit facility, we would no longer have access to our revolving credit facility and we would have to reclassify on our balance sheet amounts currently shown as long-term debt under the credit facility to short-term debt. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures related to the period ended March 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness was identified in our internal controls surrounding the performance of analysis to support and review non-routine and complex accounting matters, specifically the impairment loss associated with goodwill and other intangible assets. As a result of an employee turnover subsequent to March 30, 2012 the Company currently lacks sufficient skilled personnel to conduct such analysis. The Company has commenced a process to remediate this material weakness.

The statements contained in Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above, the Company identified a material weakness in our internal controls subsequent to March 30, 2012.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011, which is updated as set forth below.

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

•

any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products; and

•	defective parts and products from these suppliers could reduce product reliability and harm our reputation.

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

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

31.1*	Certification required by Rule 13a-14(a).

31.2*	Certification required by Rule 13a-14(a).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from DynaVox Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 30, 2012 and July 1, 2011; (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended March 30, 2012 and April 1, 2011; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the thirty-nine week periods ended April 1, 2011 and March 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended March 30, 2012 and April 1, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: May 14, 2012	By	/s/ Edward L. Donnelly

Edward L. Donnelly
Chief Executive Officer

Date: May 14, 2012	By	/s/ Kenneth D. Misch

Kenneth D. Misch
Chief Financial Officer