Form 10-K
period 2012-06-29
DynaVox Inc.
filed 2012-09-26
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 30, 2011, the aggregate market value of common stock held by non-affiliates was approximately $37,800,738 based upon a total of 10,384,818 shares of Class A common stock held by nonaffiliates and a closing price of $3.64 per share on December 30, 2011 for the Class A common stock as reported on The NASDAQ Global Select Market.

As of September 4, 2012, 11,132,035 shares of Class A common stock, par value $0.01 per share, and 43 shares of Class B common stock, par value $0.01 per share, (excluding 47 shares of Class B common stock held by a subsidiary of the registrant) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

•	Failure to obtain regulatory approval in foreign jurisdictions could prevent us from marketing our products abroad.

•	Our business could be adversely affected by competition including potential new entrants.

•

If we fail to comply with the U.S. Federal Anti-Kickback Statute and similar state and foreign laws, we could be subject to criminal and civil penalties and exclusion from Medicare, Medicaid and other governmental programs.

•	If we fail to comply with the Health Insurance Portability and Accountability Act of 1996, (HIPAA), we could be subject to enforcement actions.

•	New regulation related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

•	Cyber attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

•	Risks related to our organizational structure.

•	DynaVox Inc. is controlled by the limited partners of DynaVox Systems Holdings LLC, whose interests may differ from those of our public shareholders.

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

Our speech generating devices are used by those who are unable to speak, such as adults with amyotrophic lateral sclerosis, or ALS, often referred to as Lou Gehrig’s disease, strokes or traumatic brain injuries and children with cerebral palsy, autism or other disorders. Our devices allow these individuals to connect with society and control their environment in a variety of ways, including the ability to access the Internet, send text messages and control light switches, televisions and other features of their homes. Our speech generating devices are powered by our software platform that utilizes sophisticated adaptive and predictive language models and our proprietary symbol sets. These devices allow our users to rapidly and efficiently generate speech. Our portfolio of speech generating devices provides users with a broad range of features and designs and makes use of an array of adaptive technology that permits users with physical or cognitive limitations to access and control our devices. Speech generating technologies are prescribed based on evaluations by speech language pathologists and either provided directly by institutions, such as schools, or funded for eligible clients by third-party payors including the U.S. Centers for Medicare and Medicaid Services, or CMS, and private insurance programs. In our fiscal year ended June 29, 2012, sales of our speech generating technology products represented approximately 84% of our net sales.

We provide software for special education teachers and students with complex communication and learning needs. Our software is used by children with cognitive challenges, such as those caused by autism, Down syndrome or brain injury; physical challenges, such as those caused by cerebral palsy or other neuromuscular disorders; as well as by children with learning disabilities, such as severe dyslexia. Symbol-based adapted activities and material are the preferred method of educating children with these special needs. Educators use our proprietary software as a publishing and editing tool to create interactive, symbol-based educational activities and materials for these students and to adapt text-based materials to symbol-based materials for students with limited reading skills. Our Boardmaker® family of products, which utilize our proprietary symbol sets, are the most widely used and recognized tools for creating symbol-based activities and materials in the industry. Funding has come primarily from federal sources including the American Recovery and Reinvestment Act, or ARRA, and the Individuals with Disabilities Education Act, or IDEA, but also includes funding from state and local governments as well as private schools and parents of children with special needs. In our fiscal year ended June 29, 2012, sales of our special education software products represented approximately 16% of our net sales.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Successor Period from April 28, 2010 to July 2, 2010—and—Predecessor Period from July 4, 2009 to April 27, 2010” for a separate explanatory discussion on the Successor operating performance for the period from April 28, 2010 to July 2, 2010 and for the Predecessor operating performance for the period from July 4, 2009 to April 27, 2010. In addition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor Periods” for additional detail regarding the Predecessor and Successor periods.

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

Our speech generating devices provide a graphical user interface to convert user input in the form of pictorial symbols or text into synthesized and digitized speech. We offer a broad range of products for users with varying levels of cognitive and physical abilities. For instance, users with higher levels of cognitive abilities are able to make greater use of text-based communication, whereas users with lower levels of cognitive abilities rely more heavily on our symbol sets. Users with lower physical abilities use input devices like our EyeMax eye-tracking system and tongue switches, whereas users with higher physical abilities can use more portable handheld systems such as the Maestro. Our devices include a broad range of communication functions in addition to speech generation, including Internet access, text messaging and the ability to control light switches, televisions and other features in a user’s home.

Product	Product Description
DynaVox® Maestro™	We released the DynaVox Maestro in October of 2010. Maestro is our lightweight tablet product which utilizes the InterAACt™ language framework. The Maestro supports next generation features like built-in Bluetooth, WiFi, and high quality speakers. A bright LCD screen provides crisp and clear images whether indoors or outdoors. Designed with features like a magnesium case, port protectors and a spill resistant screen, the Maestro is a durable tablet device. The Maestro is currently our most popular product line of speech generating devices.

Key Attributes
Customizable ¡ Accelerated Communication ¡ Lightweight Stylish Design

DynaVox Vmax+®	The DynaVox Vmax+ is based on our Series 5 software. The Vmax+ product is an enhanced version of our former Vmax product. The Series V product line is designed to meet the broadest range of individual needs based on cognition and physical ability to operate the device. An integrated system of hardware and software works seamlessly to ensure maximum flexibility, while providing concrete structure and consistency in page layout, navigation and key functionality. Our software uses page sets to encourage language and literacy development and can be customized to grow with the communicator.

Key Attributes
Customizable ¡ Accelerated Communication ¡ Microsoft XP-Compatible Software

EyeMax	The EyeMax system is comprised of two parts: a Vmax and an EyeMax accessory. The EyeMax accessory allows users to control the Vmax with a simple blink or by causing the eye to dwell on a desired area of the screen. The EyeMax allows individuals to communicate who lack the physical ability to use previous generations of speech generating technology.

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

During fiscal years 2012 and 2011 and for the periods from April 28, 2010 to July 2, 2010 and from July 4, 2009 to April 27, 2010, we incurred research and development expenses of $7.1 million, $9.9 million, $2.2 million and $7.9 million, respectively.

Intellectual Property

We own both copyrights and trademarks on PCS, the industry standard symbol set, and we seek to obtain trademark registrations for certain of our products, including Boardmaker®, DynaVox®, DynaWrite®, InterAACT®, Tango!® and DynaSyms®. We license our symbol sets to third parties. In recent years, we have begun to make greater use of patent laws to protect our innovations. We also own intellectual property rights in our software and proprietary technology.

We seek to establish and maintain our proprietary rights in our technology and products through a combination of copyrights, trademarks, patents, trade secret laws and contractual rights. We also seek to maintain our trade secrets and confidential information through nondisclosure policies, the use of appropriate confidentiality agreements and other security measures. We have obtained registration for a number of trademarks in the United States and in other countries and have a number of pending patent applications in the United States. There can be no assurance, however, that our intellectual property rights can be successfully enforced against third parties in any particular jurisdiction.

We license certain software or other intellectual property from third parties to incorporate into our products. Significant licenses include DynaSyms (symbols), Gateway (page set), Microsoft (operating systems), AT&T/Wizzard (voices), Acapela (voices), Loquendo (voices) and Nuance (voices).

Product Assembly

The components of our speech generating devices are manufactured by third parties. In some cases, there are relatively few alternate sources of supply for certain other components that are necessary for the hardware components of our speech generating devices. Our reliance on these outside suppliers also subjects us to risks that could harm our business, including any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products. The final assembly is performed by our own personnel at our facility in Pittsburgh, Pennsylvania.

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

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws.

Employees

As of June 29, 2012, we had 395 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers.

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

We experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second, third and fourth quarters of fiscal year 2012 as net sales decreased 9.0%, 16.2% and 26.1%, respectively, compared to the second, third and fourth quarters of fiscal year 2011, respectively. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Germany and the United Kingdom, had a similar effect on our product sales in those regions for fiscal year 2012 as compared to fiscal year 2011. We have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when such improvement might occur.

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

Significant legislative reforms to the United States healthcare system have been enacted. While we do not expect this legislation to adversely affect our business, it is not certain what form regulations or policies promulgated thereunder could take or what effect such legislation or regulations, or additional future legislative and regulatory changes may have on our business or results of operations. It is possible that such regulations or policies or future reforms could include programs to reduce spending on healthcare-related products, which may include our speech generating technologies.

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

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For fiscal year 2012 we recorded approximately $5.3 million less in net device sales as a result of the funding shift as compared to fiscal year 2011. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor. If we experience other funding shifts, our net device sales may be adversely affected.

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

Our competitors or companies in related industries could develop new technologies that may reduce our market share and adversely affect our net sales and results of operations. For example, other companies are seeking to develop technologies to allow a computer to be directly controlled by a human brain. If a competitor is able to commercialize that technology before we are, our sales of speech generating devices for people with significant physical limitations may be reduced. Also, speech generation software applications utilized on hand-held tablet computers not specifically designed for this purpose may become more popular and adversely affect sales of our speech generating devices. Schools may also direct a higher percentage of their annual operating budgets to the purchase of hand-held tablet computers and the wireless infrastructure required to support them which could adversely affect our net sales and results of operations.

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

Our operations in countries outside the United States, which accounted for 11.5% of our net sales for the year ended June 29, 2012, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Our sales in international markets are also heavily dependent on public funding. We experienced a softening of demand for our products in international markets, including Germany and the United Kingdom, in fiscal year 2011 and fiscal year 2012 that we believe was as a result of constraints in government spending. Continued or increases in constraints in public funding for our products in our key international markets could adversely affect our net sales and results of operations.

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

We depend, in part, on international third-party distributors to sell our products in many jurisdictions outside the United States. In the fiscal year ended June 29, 2012, our net sales through international third-party distributors were 6% of our total net sales. Our international distributors operate independently of us, and we have limited control over their operations, which exposes us to certain risks. Distributors may not commit the necessary resources to market and sell our products and may also market and sell competitive products. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our level of net sales in these markets or enter new markets, and we may not realize our expected international growth.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals (“conflict minerals”) that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of the Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Cyber attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is dependent upon our computer technologies, systems and platforms. Internal or external attacks on any of those could disrupt the normal operations of our business and impede our ability to provide services to our clients, thereby subjecting us to liability. Additionally, our business involves the use and storage of information about our employees and our customers. While we take measures to protect the security and the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 29, 2012, the limited partners of DynaVox Systems Holdings LLC controlled approximately 63.0% of the combined voting power of our Class A and Class B common stock. Accordingly, the limited partners of DynaVox Systems Holdings LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of June 29, 2012, the limited partners of DynaVox Systems Holdings LLC owned 63.0% of the Holdings Units. Because they hold their ownership interest in our business through DynaVox Systems Holdings LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, these owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in connection with our IPO, and whether and when DynaVox Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Prior to our IPO, DynaVox Inc. and DynaVox Systems Holdings LLC entered into an amended and restated securityholders agreement with funds affiliated with Vestar Capital Partners (or, together with its affiliates, Vestar), Park Avenue Equity Partners L.P. (or, together with its affiliates, Park Avenue) and certain specified other holders of Holdings Units from time to time, including our executive officers. The amended and restated securityholders agreement includes, until such time as the securityholders cease to own at least 25% of the total voting power of DynaVox Inc., a voting agreement pursuant to which the securityholders have agreed to vote their shares and to take any other action necessary to elect the following directors of DynaVox Inc.: (1) one director who shall be the Chief Executive Officer and (2) for so long as Vestar holds 10% of the total voting power of DynaVox Inc., all of the remaining directors shall be designated by Vestar. In addition, the amended and restated securityholders agreement provides Vestar with certain “take along” rights, requiring the other investors party to that agreement to consent to a proposed sale of DynaVox Systems Holdings LLC. These provisions give Vestar substantial control over the Company, and Vestar’s interests may differ with your interests as a holder of the Class A common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As of June 29, 2012, parties to the amended and restated security holders agreement controlled approximately 57.9% of the combined voting power of our Class A and Class B common stock and held 57.9% of the Holdings Units.

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

As of June 29, 2012, we had an aggregate of $31.2 million of long-term debt outstanding (including current installments), which consisted entirely of borrowings under our $52.0 million term loan. As of June 29, 2012, we had no borrowings under our revolving credit facility. In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing senior secured credit agreement contains covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of these covenants would result in an event of default under the credit facility.

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

Under rules established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically subsection (c)—Exemption for Smaller Issuers, under Section 989G—Exemption for

Non-accelerated Filers, the Company is not required to obtain, and therefore did not obtain, an opinion on our internal control over financial reporting from our independent registered public accounting firm.

Because we have not yet engaged an independent registered public accounting firm to conduct an audit of our internal control over financial reporting, we cannot conclude that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If in the future we are required to conduct an audit of our internal control over financial reporting and such audit findings conclude that we have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls, our management may not be able to certify as to the adequacy of our internal controls over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our debt agreements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our Class A common stock.

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

If the market price of our common stock is not quoted on a national exchange, the market price of our common stock and our reputation may be negatively impacted.

Since August 20, 2012, the minimum closing bid price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, including the requirement that our consolidated closing bid price not be below $1.00 per share for 30 consecutive business days, NASDAQ may issues a deficiency notice providing a 180 day compliance period prior to our common stock being subject to delisting from the NASDAQ Global Select Market. If our common stock were delisted from the NASDAQ Global Select Market, among other things, this could result in a number of negative implications, including reduced price and liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the loss of the ability to raise future capital, less coverage by analysts, fewer business development opportunities and greater difficulty in obtaining financing.

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

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, including as a result of a possible delisting of our Class A common stock, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, the delisting of our shares of Class A common stock from the NASDAQ Global Select Market, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

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

As of June 29, 2012, we have an aggregate of more than 988 million shares of Class A common stock authorized but unissued, including approximately 18.8 million shares of Class A common stock issuable upon exchange of outstanding Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 3,550,000 shares for issuance under our 2010 Long-Term Incentive Plan, including 1,358,550 shares issuable upon the exercise of stock options that we have granted to our officers and employees. See “Item 11. Executive Compensation”. Any Class A common stock that we issue, including under our 2010 Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the then existing holders of our Class A common stock.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on The NASDAQ Global Select Market under the symbol “DVOX”. The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by The NASDAQ Global Select Market.

Fiscal 2012	High	Low
First Quarter	$7.79	$3.60
Second Quarter	$4.17	$3.18
Third Quarter	$4.03	$3.07
Fourth Quarter	$3.14	$1.06

Fiscal 2011	High	Low
First Quarter	$16.76	$5.44
Second Quarter	$5.83	$3.86
Third Quarter	$6.20	$4.78
Fourth Quarter	$8.99	$5.09

Our Class B common stock is not publicly traded.

Holders

On September 4, 2012, there were 10 holders of record of our Class A common stock and 43 holders of record of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 29, 2012:

Plan category	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,358,550	$11.61	2,191,450
Equity compensation plans not approved by security holders	—	—	—

Total	1,358,550	$11.61	2,191,450

Equity compensation plans approved by security holders consist of our 2010 Long-Term Incentive Plan.

The securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 29, 2012 consisted of 3,550,000 shares of Class A common stock under our 2010 Long-Term Incentive Plan. Options issuable under the 2010 Long-Term Incentive Plan have a maximum term of ten years.

Item 6. Selected Financial Data.

The following table presents historical selected financial data for the Company. For more information on the consolidated statement of operations data and consolidated balance sheet data set forth below see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Successor			Predecessor
	Fiscal Year Ended June 29, 2012	Fiscal Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010	Fiscal Year Ended July 3, 2009	Fiscal Year Ended June 27, 2008
	(Amounts in thousands)
Consolidated Statement of Operations Data:
Net sales	$97,318	$108,103	$25,803	$88,496	$91,160	$81,438
Cost of sales	27,563	32,251	6,178	21,755	24,366	23,336

Gross profit	69,755	75,852	19,625	66,741	66,794	58,102
Operating expenses:
Selling and marketing	34,048	35,567	5,342	28,785	28,152	24,721
Research and development	7,126	9,888	2,194	7,912	6,886	5,622
General and administrative	18,816	18,480	5,542	12,299	11,854	14,478
Amortization of certain intangibles	405	445	87	991	468	463
Impairment loss	66,901	1,262	—	—	—	—

Total operating expenses	127,296	65,642	13,165	49,987	47,360	45,284

Income (loss) from operations	(57,541)	10,210	6,460	16,754	19,434	12,818
Other income (expense):
Interest income	28	36	12	43	111	174
Interest expense	(2,288)	(2,650)	(440)	(6,361)	(8,420)	(4,856)
Change in fair value and net gain (loss) on interest rate swap agreements	—	(81)	(87)	(659)	(1,588)	(188)
Loss on extinguishment of debt	—	—	(2,441)	—	—	—
Other income (expense)—net	(134)	513	(10)	(85)	(518)	(362)

Total other expense	(2,394)	(2,182)	(2,966)	(7,062)	(10,415)	(5,232)

Income (loss) before income taxes	(59,935)	8,028	3,494	9,692	9,019	7,586
Income tax expense (benefit)	(3,605)	1,361	592	102	181	323

Net income (loss) attributable to the controlling and the non-controlling interest	$(56,330)	$6,667	$2,902	$9,590	$8,838	$7,263

Less: Net (income) loss attributable to the non-controlling interest	37,880	(5,438)	(2,397)

Net income (loss) attributable to DynaVox Inc.	$(18,450)	$1,229	$505

Net income (loss) available to Class A common stock per share—Basic	$(1.76)	$0.13	$0.05
Net income (loss) available to Class A common stock per share—Diluted	$(1.76)	$0.13	$0.05
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,944	$12,171	$20,777		$12,631	$6,240
Working capital	25,614	21,869	23,703		16,858	11,738
Goodwill and intangible assets—net	22,941	90,695	92,177		80,465	80,933
Deferred taxes	49,394	41,346	42,202		—	—
Total assets	116,241	177,150	191,166		124,201	116,784
Total long-term debt (excluding current portion)	31,200	36,200	44,200		79,536	82,795
Payable to related parties pursuant to tax receivable agreement (excluding current portion)	44,432	39,540	40,870		—	—
Total stockholders’ equity attributable to DynaVox Inc./Total members’ equity	9,440	25,839	26,559		24,813	16,325
Non-controlling interest	14,712	56,797	51,392		—	—
Total equity	24,065	82,549	77,864		24,813	16,325
Other:
Cash dividend declared per common share	—	—	—	—	—	—

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

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2012” refer to the 52-week period ended on June 29, 2012. Fiscal year 2011 was a 52-week period which ended on July 1, 2011. We present a separate explanatory discussion on the Predecessor operating performance for the period from July 4, 2009 to April 27, 2010 and for the Successor operating performance for the period from April 28, 2010 to July 2, 2010. We do not present combined operating results, nor do we present an explanatory discussion, for the 52-week period ended July 2, 2010 as this would portray a non-GAAP presentation.

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

Sales of our speech generating technologies are our largest source of revenue. In fiscal years 2012 and 2011, sales of speech generating technologies produced approximately 84% and 81%, respectively, of our net sales. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

Our other primary source of revenue is sales of special education software. In fiscal years 2012 and 2011, sales of special education software produced approximately 16% and 19%, respectively, of our net sales. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales. Currently, revenue from sales of our software products is generated primarily from up-front fees that we collect on the initial sale of our authoring tools.

As previously disclosed, we experienced a softening of demand, as compared to our previous historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second, third and fourth quarters of fiscal year 2012 as net sales decreased 9.0%, 16.2% and 26.1%, respectively, compared to the second, third and fourth quarters of fiscal year 2011, respectively. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Germany and the United Kingdom, had a similar effect on our product sales in those regions for fiscal year 2012 as compared to fiscal year 2011.

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

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For fiscal year 2012 we recorded $5.3 million less in net device sales as a result of the funding shift as compared to fiscal year 2011. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

We believe the strategic changes discussed above related to our U.S. device market helped offset the impact of the shift in funding by this alternative payor. Further, we believe the additional resources we committed to our direct sales channel for our educational software products were adversely impacted by ongoing school budget constraints during fiscal year 2012 as compared to fiscal year 2011.

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

Recapitalization Transactions

On April 21, 2010, the limited liability company agreement of DynaVox Systems Holdings LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by our then-existing owners with a single new class of units that we refer to as “Holdings Units.” We and our then-existing owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of June 29, 2012 there were 18,803,832 Holdings Units held by parties other than DynaVox Inc. which upon exercise of the right to exchange would exchange for 18,803,832 shares of Class A common stock.

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

Tax Receivable Agreement

DynaVox Systems Holdings LLC has made and intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units for shares of Class A common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from our then-existing owners immediately prior to the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO we entered into a tax receivable agreement with our then-existing owners that will provide for the payment from time to time by DynaVox Inc. to our then-existing owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement. During fiscal year 2012, the Company recorded a non-cash transaction of $3.9 million to increase a long-term deferred tax asset related to the exchange of 1,601,851 units of DynaVox Holdings for 1,601,851 shares of the Company’s Class A common stock. Also, in connection with these exchanges, the Company recorded an increase of $5.3 million to the TRA liability which represents 85% of estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the

TRA. The difference between the recorded deferred tax asset and the computed TRA liability of $1.4 million is recorded as an adjustment to equity. At June 29, 2012, the Company has a liability of $44.9 million, representing the payments due to DynaVox Holdings owners under the TRA.

For a complete discussion of the tax receivable agreement see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Predecessor and Successor Periods

DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries (“DynaVox Holdings” or “Predecessor”). References to “DynaVox,” the “Company,” and “Successor” refer, subsequent to the IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries and these references (other than “Successor”) refer, prior to the IPO and related transactions, to DynaVox Holdings. We present a separate explanatory discussion on the Predecessor operating performance for the period from July 4, 2009 to April 27, 2010 and for the Successor operating performance for the period from April 28, 2010 to July 2, 2010.We do not present combined operating results, nor do we present an explanatory discussion, for the 52-week period ended July 2, 2010 as this would portray a non-GAAP presentation. The Company believes no material pro forma adjustments would be required for the presentation of combined predecessor and successor operating results to comply with the guidance in Article 11 of Regulation S-X, for the line items down to income before income taxes and equity earnings, to give pro forma effect to the recapitalization transactions that gave rise to the succession of DynaVox Inc. to the predecessor entity, DynaVox Systems Holdings LLC. We believe that the combination of predecessor and successor data is readily calculable.

Components of Results of Operations

Net Sales

Our sales are recorded net of product returns and an allowance for discounts and adjustments at the time of the sale based upon contractual arrangements with insurance companies, Medicare allowable billing rates and state Medicaid rates. Our net sales are derived from the sales of speech generating devices and special education software and content. The following table summarizes our net sales by product categories for the periods indicated below both in dollars and as a percentage of net sales:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Net sales
Speech generating devices	$81,759	$87,401	$21,181	$68,789
Special education software	15,559	20,702	4,622	19,707

	$97,318	$108,103	$25,803	$88,496

Percentage of net sales
Speech generating devices	84.0%	80.8%	82.1%	77.7%
Special education software	16.0%	19.2%	17.9%	22.3%

	100.0%	100.0%	100.0%	100.0%

A majority of our net sales for devices are generated by our direct sales efforts for products that are shipped to clients and billed to Medicare (national), Medicaid (local) and private insurance companies as well as products that are shipped and directly billed to school districts, evaluation centers and Department of Veterans Affairs centers. Special education software sales for fiscal year 2012 include a large international order of approximately $1.4 million.

Our business has historically been seasonal as we have realized a higher portion of net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). However, fiscal year 2012 fourth quarter and second half sales did not follow our historical trend. Fourth quarter sales in fiscal year 2012 represented 24% of total annual sales compared to 27% and 25% in the first quarter and third quarter of fiscal year 2012, respectively. Second half of fiscal year 2012 sales represented 49% of total annual sales. Fourth quarter sales in fiscal year 2011 represented 30% of total annual sales compared to 20% and 26% in the first quarter and third quarter of fiscal year 2011, respectively. Second half of fiscal year 2011 sales represented 56% of total annual sales.

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

Research and Development. Our research and development expenses consist primarily of compensation of employees associated with the development, design and testing of new products, product enhancements and new applications for our existing products. We expense most of our research and development costs as they are incurred. Certain patent technology costs are capitalized and amortized over the estimated useful life of the patent related asset.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and other personnel related expenses for employees engaged in finance, legal, human resources and executive management. Other costs include outside legal and accounting fees, investor relations, risk management (insurance) and other administrative costs.

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of acquired software technology, acquired patents, internally developed patents, and trade names which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over three to 10 years, acquired patents are amortized over the remaining useful life of the patent, internally developed patents are amortized over their useful life, and trade names are amortized over three years. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of patents is included in operating expenses.

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

The Company uses the end of its fiscal year for the annual test and has one reporting unit. In accordance with its policy, the Company conducted its annual impairment test as of July 1, 2011 and concluded that the fair value of its goodwill and intangibles with indefinite lives, significantly exceeded their carrying value, and no impairment charge was necessary. During the third quarter of fiscal year 2012 the Company determined there were indicators of potential impairment of goodwill and intangibles due to a combination of a significant decline in the Company’s market capitalization during the period (market capitalization was approximately $91.8 million as of March 30, 2012 compared to approximately $223.6 million as of July 1, 2011) and a continued decline in net sales during the third quarter of fiscal year 2012 (net sales declined 16.2% as compared to the third quarter of fiscal year 2011). In the fourth quarter of fiscal year 2012 the Company noted additional impairment indicators due to the continued softening of demand beyond our expectations for the Company’s products in what historically has been the Company’s highest sales quarter during the year (net sales declined 26.1% as compared to the fourth quarter of fiscal year 2011), as well as the refinement of certain business strategies in connection with the Company’s new Chief Executive Officer.

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

The Company’s estimate of the fair value of the reporting unit utilizes a weighted average of the following income and market approaches.

(1)	Income Approach: This income approach is based on the Company’s projected future cash flows. The estimated cash flows are discounted to present value using a weighted-average cost of capital that considers the timing and risk of the future cash flows. The discounted cash flows are used to estimate the total fair value of the Company. The significant assumptions under this approach include revenue and cost projections to arrive at cash flows over a projection period, a terminal growth rate that is applied to cash flows beyond the projection period, and the weighted-average cost of capital used to discount the expected cash flows.

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

As a result of the impairment indicators, the Company also conducted impairment testing of its finite-lived and indefinite-lived intangible assets as of March 30, 2012 and of its finite-lived intangible assets as of June 29, 2012. Impairment testing of the Company’s indefinite-lived intangible was also conducted as of June 29, 2012 in accordance with its policy. The test for recoverability of a definite-lived asset group to be held, and used, is performed by comparing the carrying amount of the assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. The significant assumptions under this method include revenue and cost projections to arrive at cash flows over a projection period. The Company performed tests as of March 30, 2012 and again as of June 29, 2012 for each asset grouping and determined that impairment had occurred as of both dates and impairment losses of $1.3 million and $1.5 million, respectively, were recorded equal to the excess of the carrying value over the fair value as of each date. The finite-lived assets impaired related to commercial computer software and acquired patent technology. The losses were recorded as an impairment loss on the Company’s statement of operations.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized discount rates of 13.0% and 16.5% as of March 30, 2012 and June 29, 2012, respectively, for both trade names and symbols. The change in discount rates was primarily a result of risk associated with financial projections based on certain refined unproven business strategies. The Company determined that the fair value of the indefinite-lived intangibles exceeded its carrying value as of March 30, 2012 and no impairment charge was necessary. As of June 29, 2012, the Company determined that the fair value of symbols significantly exceeded its carrying value and no impairment charge was necessary. The Company determined, as of June 29, 2012, that an impairment had occurred for the trade names and an impairment loss of $3.3 million was recorded which was equal to the excess of the carrying value over the fair value.

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

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of June 29, 2012 and July 1, 2011 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
June 29, 2012	18,803,832	11,056,335	29,860,167
	63.0%	37.0%	100.00%
July 1, 2011	20,416,193	9,391,680	29,807,873
	68.5%	31.5%	100.00%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present statement of operation line items down to income (loss) before non-controlling interest and income taxes. We do not present combined operating results, nor do we present an explanatory discussion, for the 52-week period ended July 2, 2010 as this would portray a non-GAAP presentation. The Company believes no material pro forma adjustments would be required for the presentation of combined predecessor and successor operating results to comply with the guidance in Article 11 of Regulation S-X, for the line items down to income (loss) before income taxes and equity earnings, to give pro forma effect to the recapitalization transactions that gave rise to the succession of DynaVox Inc. to the predecessor entity, DynaVox Systems Holdings LLC. We believe that the combination of predecessor and successor data is readily calculable.

Results of Operations

(Unaudited)

(Dollars in thousands)

	Successor						Predecessor
	Fifty-Two Weeks Ended June 29, 2012	% of Net Sales	Fifty-Two Weeks Ended July 1, 2011	% of Net Sales	Period from April 28, 2010 to July 2, 2010	% of Net Sales	Period from July 4, 2009 to April 27, 2010	% of Net Sales
	(unaudited) (Dollar in thousands)
Net sales	$97,318	100.0%	$108,103	100.0%	$25,803	100.0%	$88,496	100.0%
Costs of goods sold	27,563	28.3%	32,251	29.8%	6,178	23.9%	21,755	24.6%

Gross profit	69,755	71.7%	75,852	70.2%	19,625	76.1%	66,741	75.4%
Operating expenses:
Selling and marketing	34,048	35.0%	35,567	32.9%	5,342	20.7%	28,785	32.5%
Research and development	7,126	7.3%	9,888	9.1%	2,194	8.5%	7,912	8.9%
General and administrative	18,816	19.3%	18,480	17.1%	5,542	21.5%	12,299	13.9%
Amortization of intangibles	405	0.4%	445	0.4%	87	0.3%	991	1.1%
Impairment loss	66,901	68.7%	1,262	1.2%	—	0.0%	—	0.0%

Income (loss) from operations	(57,541)	(59.1)%	10,210	9.4%	6,460	25.0%	16,754	18.9%
Other Income (Expense):
Interest income	28	0.0%	36	0.0%	12	0.0%	43	0.0%
Interest expense	(2,288)	(2.4)%	(2,650)	(2.5)%	(440)	(1.7)%	(6,361)	(7.2)%
Change in fair value and net loss on interest rate swap agreements	—	0.0%	(81)	(0.1)%	(87)	(0.3)%	(659)	(0.7)%
Loss on extinguishment of debt	—	0.0%	—	0.0%	(2,441)	(9.5)%	—	0.0%
Other income (expense)—net	(134)	(0.1)%	513	0.5%	(10)	0.0%	(85)	(0.1)%

Income (loss) before income taxes	$(59,935)	(61.6)%	$8,028	7.4%	$3,494	13.5%	$9,692	11.0%

	Successor			Predecessor
	Fifty-Two Weeks Ended June 29, 2012	Fifty-Two Weeks Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	(Dollars in thousands)
Other Financial Data
Adjusted EBITDA (1)	$16,767	$19,273	$10,268	$22,661

(1)	Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Successor			Predecessor
	Fifty-Two Weeks Ended June 29, 2012 (Unaudited)	Fifty-Two Weeks Ended July 1, 2011 (Unaudited)	Period from April 28, 2010 to July 2, 2010 (Unaudited)	Period from July 4, 2009 to April 27, 2010 (Unaudited)
	(Dollars in thousands)
Income (loss) before income taxes	$(59,935)	$8,028	$3,494	$9,692
Depreciation	2,985	3,377	583	2,288
Amortization of certain intangibles	854	981	177	1,251
Interest income	(28)	(36)	(12)	(43)
Interest expense	2,288	2,650	440	6,361
Change in fair value and net loss on interest rate swap agreements	—	81	87	659
Loss on extinguishment of debt(1)	—	—	2,441	—
Other expense (income), net(2)	65	(530)	(82)	(2)
Equity-based compensation	2,137	2,124	2,133	634
Employee severance and other costs	1,427	397	734	621
Acquisition costs(3)	—	277	139	345
Management fee(4)	—	—	—	300
Impairment loss(5)	66,901	1,262	—	—
Other adjustments(6)	73	662	134	555

Adjusted EBITDA	$16,767	$19,273	$10,268	$22,661

(1)	Early repayment penalty and related expenses resulting from $31,000 aggregate principal amount of senior subordinated notes repaid with proceeds from the IPO.
(2)	Excludes realized foreign currency gains or losses.
(3)	Legal, accounting, and other external costs related to the purchase of certain assets and liabilities of Blink-Twice Inc. and the purchase of Eye Response Technologies, Inc. including certain post-closing expenses which may be reimbursed to the Company at a later date under the terms of the applicable agreements.
(4)	Prior to April 21, 2010 we received advisory services from Vestar and certain pre-IPO owners. These arrangements concluded on April 21, 2010.
(5)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Components of Results of Operations—Operating Expenses—Impairment Loss” for explanation.
(6)	Includes certain amounts related to other taxes, relocation and other costs.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

Net sales decreased 10.0%, or $10.8 million, to $97.3 million for fiscal year 2012 from $108.1 million for fiscal year 2011. The decrease in device sales was $5.6 million, or 6.5%, and software sales decreased $5.1 million, or 24.8%, in fiscal year 2012 compared to fiscal year 2011. As previously disclosed, we experienced a softening of demand, as compared to our previous historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. This softening of demand continued in fiscal year 2012. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period. We also believe that constraints in government spending in the Company’s key international markets, including Germany and the United Kingdom, had a similar effect on our product sales in those regions for fiscal year 2012 as compared to fiscal year 2011.

During fiscal year 2012 we experienced a funding shift, as a large alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. As a result of the funding shift, which began in the second quarter of fiscal year 2012, we recorded approximately $5.3 million less in net device sales in fiscal year 2012 as compared to fiscal year 2011 from this funding source and other third party payors in the same geographic region. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 8.0%, or $6.1 million, to $69.8 million for fiscal year 2012 from $75.9 million for fiscal year 2011. The $6.1 million decrease in gross profit was due mainly to lower sales of $10.8 million. Gross margin increased 150 basis points to 71.7% for fiscal year 2012 from 70.2% for fiscal year 2011. The improved gross margin was primarily a result of a fiscal year 2011 inventory obsolescence charge of approximately $0.5 million and lower device royalty costs relating primarily to our EyeMax product in fiscal year 2012.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 4.3%, to $34.0 million for fiscal year 2012 from $35.6 million for fiscal year 2011. The $1.5 million net decrease reflected approximately $1.4 million of lower headcount costs, $0.5 million of lower variable compensation, $0.4 million of less trade show costs and lower other selling costs of $0.5 million offset to some degree by $1.3 million of higher marketing costs. The $1.4 million decrease in headcount cost was caused primarily as a result of lower sales and marketing staffing during fiscal year 2012 as compared to fiscal year 2011. The decrease in variable compensation was primarily a result of the 10.0% lower net sales in fiscal year 2012 compared to fiscal year 2011. The $1.3 million of higher marketing costs was primarily an increase in expense for a direct to consumer marketing initiative undertaken by the Company beginning in the fourth quarter of fiscal year 2011 and concluding at the end of fiscal year 2012. Selling and marketing expenses totaled 35.0% and 32.9% of net sales for fiscal years 2012 and 2011, respectively.

Research and Development. Research and development expenses decreased 27.9%, or $2.8 million, to $7.1 million for fiscal year 2012 from $9.9 million for fiscal year 2011. This net decrease was due primarily to a $2.6 million reduction in both internal and external development resources as development requirements retracted subsequent to the launch of our Maestro device in October 2010. Research and development expenses totaled 7.3% and 9.1% of net sales for fiscal years 2012 and 2011, respectively.

General and Administrative. General and administrative expenses increased 1.8%, or $0.3 million, to $18.8 million for fiscal year 2012 from $18.5 million for fiscal year 2011. The net increase was due mainly to $0.8 million of higher bad debt expense and $0.8 million of additional employee severance offset to some degree by $0.9 million of lower outside professional fees. These costs as a percentage of net sales were 19.3% and 17.1% for fiscal years 2012 and 2011, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles remained relatively consistent at $0.4 million for fiscal year 2012 compared to fiscal year 2011.

Impairment Loss. The impairment loss of $66.9 million for fiscal year 2012 was the result of a $60.8 million impairment of goodwill, $2.8 million of impairment related to definite-lived intangibles and $3.3 million of impairment related to indefinite-lived intangibles. The impairment loss of $1.3 million for fiscal year 2011 was the result of an impairment of indefinite-lived intangible assets, finite-lived intangible assets, fixed assets and certain previously capitalized patent related costs.

(Loss) Income From Operations. Loss from operations was $57.5 million for fiscal year 2012 compared to income from operations of $10.2 million for fiscal year 2011. The change in (loss) income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.4 million to $2.3 million for fiscal year 2012 from $2.7 million for fiscal year 2011 primarily as a result of $8.9 million in voluntary debt repayments in fiscal year 2011 and $3.1 million of regularly schedule debt repayments in fiscal year 2011.

Adjusted EBITDA. Adjusted EBITDA decreased $2.5 million to $16.8 million for fiscal year 2012 compared to $19.3 million for fiscal year 2011. The $2.5 million decrease was primarily a net result of the $10.8 million decrease in net sales, a $4.7 million reduction in cost of goods sold and $4.0 million of lower operating expenses after adjusting for impairment losses in each period. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

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

Quarterly Results and Seasonality

Our business has historically been seasonal as we have realized a higher portion of net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarter (second calendar quarter). However, fiscal year 2012 fourth quarter and second half sales did not follow our historical trend. Fourth quarter sales in fiscal year 2012 represented 24% of total annual sales compared to 27%, 24% and 25% in the first, second and third quarters of fiscal year 2012, respectively. Second half of fiscal year 2012 sales represented 49% of total annual sales. Fourth quarter sales in fiscal year 2011 represented 30% of total annual sales compared to 20%, 24% and 26% in the first, second and third quarters of fiscal year 2011, respectively. Second half of fiscal year 2011 sales represented 56% of total annual sales.

The following tables set forth our historical unaudited quarterly consolidated statements of operations data for each of our eight fiscal quarters ended June 29, 2012 and expressed as a percentage of our net sales. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this report, and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report.

Quarterly Results of Operations

	Successor
	For the Quarter Ended(1)
	September 30, 2011	December 30, 2011	March 30, 2012	June 29, 2012
	(Amounts in thousands)
Net sales	$26,182	$23,225	$24,027	$23,884
Gross profit	18,996	16,645	17,378	16,736
Income (loss) from operations	2,756	2,516	(58,635)	(4,178)
Net income (loss) attributable to controlling and non-controlling interests	1,825	1,646	(51,941)	(7,860)
Net income (loss) attributable to DynaVox Inc.	440	339	(14,120)	(5,109)
Year over year increase (decrease)(2)
Net sales	21.4%	(9.0)%	(16.2)%	(26.1)%
Gross profit	23.9%	(7.2)%	(12.9)%	(26.1)%
Income (loss) from operations	431.6%	44.3%	(1,634.14)%	(176.3)%
Net income (loss) attributable to controlling and non-controlling interests	206.2%	65.6%	(1,961.02)%	(270.8)%
Net income (loss) attributable to DynaVox Inc.	187.3%	123.0%	(2,268.97)%	(649.4)%
% of Annual Amount
Net sales	26.9%	23.9%	24.7%	24.5%
Gross profit	27.2%	23.9%	24.9%	24.0%
Income (loss) from operations	4.8%	4.4%	(101.9)%	(7.3)%
Net income (loss) attributable to controlling and non-controlling interests	3.2%	2.9%	(92.2)%	(14.0)%
Net income (loss) attributable to DynaVox Inc.	2.4%	1.8%	(76.5)%	(27.7)%

	Successor
	For the Quarter Ended(1)
	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011
	(Amounts in thousands)
Net sales	$21,569	$25,526	$28,668	$32,340
Gross profit	15,335	17,939	19,942	22,636
Income (loss) from operations	(831)	1,743	3,822	5,476
Net income (loss) attributable to controlling and non-controlling interests	(1,719)	994	2,791	4,601
Net income (loss) attributable to DynaVox Inc.	(504)	152	651	930
Year over year increase (decrease)(3)
Net sales	N/A	N/A	N/A	N/A
Gross profit	N/A	N/A	N/A	N/A
Income from operations	N/A	N/A	N/A	N/A
Net income attributable to controlling and non-controlling interests	N/A	N/A	N/A	N/A
Net income attributable to DynaVox Inc.	N/A	N/A	N/A	N/A
% of Annual Amount
Net sales	20.0%	23.6%	26.5%	29.9%
Gross profit	20.2%	23.7%	26.3%	29.8%
Income (loss) from operations	(8.1)%	17.1%	37.4%	53.6%
Net income (loss) attributable to controlling and non-controlling interests	(25.8)%	14.9%	41.9%	69.0%
Net income (loss) attributable to DynaVox Inc.	(41.0)%	12.4%	53.0%	75.7%

(1)	Our fiscal years and fourth quarters for all periods presented consisted of 52 weeks and thirteen weeks, respectively.
(2)	The year over year increase (decrease) is calculated by comparing the stated period to the same period in the prior year.
(3)	We do not present combined operating results for the 52-week period ended July 2, 2010 as this would portray a non-GAAP presentation. As such the year over year increase (decrease) is not calculated for these periods.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As Of
	June 29, 2012	July 1, 2011	July 2, 2010
	(Amounts in thousands)
Cash and cash equivalents	$17,944	$12,171	$20,777
Revolving loan availability	$12,925	$12,925	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement. Any borrowings under the revolving loan facility are either at the London InterBank Offered Rate (LIBOR), plus a credit spread or the Prime rate, plus a credit spread, at the Company’s option. The credit spread is determined based on the then current predefined leverage ratio of the Company. The $12.9 million of availability is subject to the Company’s compliance with certain contractual financial and non-financial covenants.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Successor			Predecessor
	Year Ended	Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$15,635	$11,829	$4,010	$16,990
Used in investing activities	(461)	(3,196)	(768)	(8,198)
Provided by (used in) financing activities	(9,293)	(17,326)	4,734	(8,622)
Effect of exchange rate changes on cash	(108)	87	(47)	47

Increase (decrease) in cash	$5,773	$(8,606)	$7,929	$217

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords, among others.

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the fiscal year ended June 29, 2012 (Successor), the fiscal year ended July 1, 2011 (Successor), the period from April 28, 2010 to July 2, 2010 (Successor) and the period from July 4, 2009 to April 27, 2010 (Predecessor):

	Successor	Successor	Successor	Predecessor
	Year Ended	Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Operating activities
Net income (loss)	$(56,330)	$6,667	$2,902	$9,590
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,519	5,016	886	4,198
Equity-based compensation expense	2,137	2,124	2,133	634
Change in fair value of interest rate swaps	—	(631)	(137)	(115)
Bad debt expense	2,730	1,869	—	1,143
Change in fair value of acquisition contingencies	32	(259)	(40)	3
Loss on disposal of assets	24	—	—	—
Deferred taxes	(3,788)	956	561	(352)
Loss on extinguishment of debt	—	—	866	—
Impairment loss	66,901	1,262	—	—

	16,225	17,004	7,171	15,101
Changes in operating assets and liabilities	(590)	(5,175)	(3,161)	1,889

Net cash provided by operating activities	$15,635	$11,829	$4,010	$16,990

The most significant components of changes in assets and liabilities are trade receivables, inventories, accounts payable and accrued expenses and other current liabilities as shown below:

	Successor			Predecessor
	Year Ended	Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$1,147	$(2,589)	$(2,708)	$630
Inventories	(525)	1,931	10	(2,030)
Trade accounts payable	(1,711)	1,387	619	154
Accrued expenses and other current liabilities	234	(4,429)	(1,102)	2,922
Tax receivable agreement	(129)	(1,135)	—	—
Other	394	(340)	20	213

Changes in operating assets and liabilities	$(590)	$(5,175)	$(3,161)	$1,889

Our net cash provided by operating activities for fiscal year 2012 was $15.6 million compared to $11.8 million in fiscal year 2011. The $3.8 million increase consisted primarily of $2.1 million of higher net income (after adjusting for depreciation, amortization and impairment losses in both periods), a $0.9 million increase in bad debt expense and a favorable change in the net components of operating assets and liabilities of $4.6 million, partially offset by an unfavorable change in deferred taxes of $4.8 million. Favorable changes in the fair values of interest rate swaps and acquisition contingencies totaling $0.9 million contributed to the increase.

Investing Activities

Investing activities for the fiscal year ended 2012 (Successor), the fiscal year ended 2011 (Successor), the period April 28, 2010 to July 2, 2010 (Successor) and the period from July 4, 2009 to April 27, 2010 (Predecessor) consists primarily of capital expenditures and acquisitions of businesses.

	Successor			Predecessor
	Year Ended	Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Investing activities
Capital expenditures	$(541)	$(3,205)	$(768)	$(3,577)
Acquisition of businesses	—	—	—	(4,621)
Proceeds from sale of property and equipment	80	9	—	—

Net cash used in investing activities	$(461)	$(3,196)	$(768)	$(8,198)

Net cash used in investing activities was $0.5 million in fiscal year 2012 compared to $3.2 million in fiscal year 2011. The $2.7 million decrease consisted mainly of a reduction in the purchase of speech generating devices to be used primarily as demonstration devices by our sales personnel. For the period from July 4, 2009 to April 27, 2010 net cash used in investing activities included $4.6 million for the acquisition of Eye Response Technologies, Inc. and the acquisition of certain assets of Blink-Twice Inc. Net cash used in investing activities for the period from July 4, 2009 to April 27, 2010 also included capital expenditures of $3.6 million which consisted primarily of equipment deployed to our field based sales force and the installation of a telecommunications system.

Management anticipates that capital expenditures during fiscal year 2013 will range between $2.0 million and $3.0 million.

Financing Activities

Net cash used in financing activities was $9.3 million in fiscal year 2012 compared to $17.3 million in fiscal year 2011. Cash used in financing activities consist primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Successor	Successor	Successor	Predecessor
	Year Ended	Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Financing activities
Sale of Class A common shares (IPO)	$—	$—	$140,625	$—
Payment of issuance costs (IPO)	—	—	(16,964)	(1,290)
Redemption of Holdings Unit holders equity	—	—	(77,380)	—
Dividend distribution	—	—	—	(10,000)
Net borrowings (repayments) under debt agreements	(5,000)	(11,961)	(41,000)	5,349
Deferred financing costs	—	(149)	—	(129)
Redemption of management and common units	(9)	(28)	—	(211)
Equity distributions	(3,197)	(4,185)	(261)	(2,209)
Other (net)	(1,087)	(1,003)	(286)	(132)

Net cash provided by (used in) financing activities	$(9,293)	$(17,326)	$4,734	$(8,622)

The $8.0 million reduction in net cash used in financing activities included $3.9 million less in voluntary debt repayments and $3.1 million less in regularly schedule debt repayments in fiscal year 2012 compared to fiscal year 2011. Debt repayments in fiscal year 2011 included $1.1 million for a note payable related to an acquisition in 2004. Equity distributions were $1.0 million less in fiscal year 2012 as compared to fiscal year 2011. The Successor period from April 28, 2010 to July 2, 2010 included $2.4 million of net IPO proceeds used for general corporate purposes. On March 31, 2010, we borrowed $10.0 million under the revolving loans provision of the 2008 Credit Facility, as amended. During the predecessor period from July 4, 2009 to April 27, 2010 we distributed the $10.0 million to the Holdings owners who then used the $10.0 million to invest in the securities of a related party portfolio company. The $10.0 million was repaid with proceeds from the IPO on April 27, 2010.

Financing Agreements

As of June 29, 2012, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are not required to make any debt payments during the 12 months starting June 30, 2012 although we intend on making a $6.0 million voluntary debt repayment in the first quarter of fiscal year 2013.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a

$2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of June 29, 2012, $31.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

On December 14, 2011, we entered into a fourth amendment to our credit facility which became effective immediately. The amendment modified the calculation of the ratios of net senior debt to adjusted EBITDA and net total debt to adjusted EBITDA by allowing us to utilize cash and cash equivalents of up to $5.0 million to reduce total debt and senior debt and to derive net senior debt and net total debt without the imposition of additional conditions or requirements. The amendment also allows DynaVox Systems LLC to make a restricted payment of a maximum of $5.0 million in the aggregate to DynaVox Inc. to repurchase shares of its equity interests provided that before and after giving effect to such restricted payment, no event of default shall have occurred and be continuing. Prior to any repurchase of its shares, DynaVox Inc. intends to seek approval from its Board of Directors. No such approval has been sought or received at this time.

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

No principal payments will be due on the revolving credit facility until the applicable maturity date. Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the credit facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to

Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2012 as a result of the $5.0 million voluntary debt repayment made on June 29, 2012.

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

As of June 29, 2012, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.56 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.56 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 3.10 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of June 29, 2012, net senior debt and net total debt were both $26.2 million and Adjusted EBITDA for the twelve-month period then ended was $16.8 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $5.3 million for the twelve months ended June 29, 2012) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended June 29, 2012 was $16.3 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for fiscal year 2012, as defined in the agreement, were $0.5 million.

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

Refer to Note 2 to our consolidated financial statements for fiscal year 2012 included elsewhere in the report for a complete discussion of our significant accounting policies. We set forth below those material accounting policies that we believe are the most critical for an understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and the collectability is probable. Our revenue is derived from the following sales:

Sales of speech generating devices with embedded software: These hardware devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. We typically provide a limited one-year warranty on the hardware for these devices.

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

Non-income related taxes collected from customers and remitted to government authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of operations and does not impact reported revenues or expenses.

Trade Receivables and Related Allowances

Trade receivables are recorded at the estimated net realizable amounts from customers. A contractual allowance is recorded at the time the related sale is recognized for customers that have negotiated contractual reimbursement rates such as insurance companies. Adjustments for contractual allowances are recorded as a reduction of net sales in the consolidated statements of operations. A significant portion of our receivables are due from federal and state government reimbursement programs, such as Medicare and various Medicaid state programs. An allowance for doubtful accounts is recorded based on historical experience, payor mix and the aging of our accounts receivable. Adjustments for the allowance for doubtful accounts are recorded as a component of operating expenses in the consolidated statements of operations.

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

We have indefinite-lived intangible assets composed of certain symbols and trade names. We perform an impairment test of the carrying value of acquired symbols and trademarks annually at each fiscal year-end or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company routinely monitors unit sales for our various product lines to assist management in determining when their respective indefinite-lived intangible assets should be evaluated for impairment. The Company estimates the fair value of the acquired symbols and trademarks with indefinite lives using a relief from royalty method (a discounted cash flow methodology). This approach applies a fair market royalty rate to a projected revenue stream, and discounting the cash flows to arrive at fair value. Given the uncertainties inherent in calculating discount rates, and selecting a fair value royalty rate, we applied sensitivities to these values as of June 29, 2012. We noted that a 1% change in royalty rate would yield a change of approximately $0.6 million in fair value of symbols. A 1% change in royalty rate for trade names impacted fair value by approximately $1.7 million. While a 1% change in discount rate for symbols impacts fair value by approximately $1.0 million. For trade names, a 1% change in discount rate impacts fair value by approximately $1.2 million.

We also have finite-lived intangible assets comprised of acquired software technology, acquired patents, internally developed patents, and trade names, which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over 3 to 10 years, acquired patents are amortized over the remaining life of the patent, internally developed patents are amortized over their useful life and trade names are amortized over 3 years. Acquired patent and certain software intangible assets were revised to a one year remaining life on June 29, 2012. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to patents is included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

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

Deferred Tax Assets

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, the Company considers all potential sources of taxable income, including projections of taxable income, future reversals of taxable temporary differences, income from tax planning strategies, projected payments on the TRA, as well as all available positive and negative evidence. The Company also assesses the length of the carryforward periods to determine if they will allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

During fiscal year 2012 the Company recorded a valuation allowance against its United Kingdom deferred tax assets as the United Kingdom subsidiary has cumulative losses and no viable tax planning strategies have been identified. The Company has not recorded a valuation allowance against its U.S. deferred tax assets as it is more likely than not that such assets will be realized and the entity is not in a cumulative loss after consideration of the non-recurring goodwill impairment.

Tax Receivable Agreement

DynaVox Holdings has made and intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Equity-Based Compensation

We estimate the grant-date fair-value of stock options for our Class A common stock using the Black-Scholes pricing model. Significant assumptions we use in the model are: (i) an expected dividend yield of 0% based on our expectation of not paying dividends for the foreseeable future; (ii) expected volatility based on the historical volatility of the Company’s Class A common stock; (iii) a risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of the grant; and (iv) a weighted average expected term using the “simplified method”. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

Assumptions utilized in the Black-Scholes pricing model for stock option grants included the following:

	Fiscal Year 2012	Fiscal Year 2011
Dividend yield	0.0%	0.0%
Expected volatility	74.1 – 75.4%	47.4 – 84.0%
Risk-free interest rate	0.7 – 1.5%	2.0 – 3.0%
Expected term of options	4.8-6.3 years	6.4 years

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

Period from July 3, 2009 to April 27, 2010 (Predecessor Units)
Dividend yield	—%
Expected volatility	39.5%
Risk-free interest rates	2.22% to 2.24%
Expected term of option	4 or 5 years

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 29, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Tax receivable agreement(1)	$44,924	$492	$85	$410	$43,937
Long-term debt	31,200	—	31,200	—	—
Interest payments on debt facilities(2)	2,270	1,373	897	—	—
Contingent consideration	1,594	1,594	—	—	—
Operating lease obligations	1,216	881	121	88	126

	$81,204	$4,340	$32,303	$498	$44,063

(1)

We used a portion of the proceeds from our IPO to purchase Holdings Units from our previous owners, including members of our senior management. In addition, the holders of Holdings Units may (subject to the terms of the exchange agreement) exchange their Holdings Units for shares of Class A common stock of DynaVox Inc. on a one-for-one basis. As a result of both the purchase of Holdings Units and subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. We have entered into a tax receivable agreement with our previous owners that will provide for the payment by DynaVox Inc. to our previous owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Systems Holdings LLC. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that future payments under the tax receivable agreement related to the IPO transactions and subsequent exchanges to aggregate approximately $44.9 million and to range over the next 13 years from approximately $0.1 million to $0.5 million per year and increases thereafter. The payments reflected in the different periods in the table above are our estimates of when such payments may occur.
(2)	The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rates on the credit facility and the revolving credit facility is assumed at the current interest rate on June 29, 2012 of 4.2%.

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

Consolidated Statements of Operations

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In our quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, management identified and disclosed a material weakness in internal controls surrounding the performance of analysis to support and review non-routine and complex accounting matters, specifically an impairment loss associated with goodwill and other intangible assets. As a result of an employee turnover subsequent to March 30, 2012, but prior to filing our quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, the Company lacked sufficient skilled personnel to conduct such analysis. DynaVox’s remediation efforts have been led by the Company’s Chief Financial Officer and reviewed with the Audit Committee. In order to provide the Company with recommendations to assess non-routine and complex accounting matters DynaVox engaged a global accounting firm for the fiscal quarter ended June 29, 2012. In addition, we increased the frequency of our Disclosure Committee meetings for the fiscal quarter ended June 29, 2012. Our Disclosure Committee is comprised of key members of management. On August 27, 2012, we hired an individual whom both management and the Audit Committee believes possesses the skills to conduct such analysis. These actions have improved the collective accounting knowledge within our management team and improved our management team’s skills in the area of current trends in technical accounting literature. Based on the evaluation of our disclosure controls and procedures as of June 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of DynaVox Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of June 29, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Other than as noted in Item 9A above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this report.

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

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts for the years ended July 2, 2010, July 1, 2011 and June 29, 2012.

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

DYNAVOX INC.

By:	/S/ MICHELLE HEYING WILVER Michelle Heying Wilver Chief Executive Officer

Date:	September 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/S/ MICHELLE HEYING WILVER Michelle Heying Wilver	September 26, 2012	Chief Executive Officer; Director (Principal Executive Officer)

/S/ KENNETH D. MISCH Kenneth D. Misch	September 26, 2012	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ROGER C. HOLSTEIN Roger C. Holstein	September 26, 2012	Director

/S/ JOANN A. REED JoAnn A. Reed	September 26, 2012	Director

/S/ ERIN L. RUSSELL Erin L. Russell	September 26, 2012	Director

/S/ WILLIAM E. MAYER William E. Mayer	September 26, 2012	Director

/S/ AUGUSTINE NIETO II Augustine Nieto II	September 26, 2012	Director

/S/ JAMES W. LIKEN James W. Liken	September 26, 2012	Director

/S/ MICHAEL J. HERLING Michael J. Herling	September 26, 2012	Director

/S/ MICHAEL N. HAMMES Michael N. Hammes	September 26, 2012	Director

/S/ MICHAEL J. REGAN Michael J. Regan	September 26, 2012	Director

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Successor
	As of June 29, 2012	As of July 1, 2011
ASSETS
CURRENT ASSETS:
Cash	$47	$75

Total current assets	47	75
DEFERRED TAXES	45,965	42,098
EQUITY INVESTMENT IN SUBSIDIARY	12,380	142,571

TOTAL ASSETS	$58,392	$184,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Advances from subsidiary	$19,353	$19,039
Other liabilities	14	33
Payable to related parties pursuant to tax receivable agreement	492	250

Total current liabilities	19,859	19,322
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	44,432	39,540

Total liabilities	64,291	58,862

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012; 9,391,680 shares issued and 9,383,335 outstanding at July 1, 2011	111	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at June 29, 2012 and 100 shares issued and outstanding at July 1, 2011	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at June 29, 2012 and July 1, 2011	—	—
Additional paid-in capital	122,637	124,054
Retained earnings (accumulated deficit)	(128,647)	1,734

Total stockholders’ equity (deficit)	(5,899)	125,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,392	$184,744

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended June 29, 2012	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Impairment loss on equity investment	111,931	—	—	—
Operating expenses	193	244	—	—
Other (expense) income	(3)	636	—	—

Income (loss) before income taxes and equity earnings	(112,127)	392	—	—
Income tax expense (benefit)	(23)	604	—	—
Equity investment undistributed subsidiary earnings (loss)	(18,277)	1,441	505	—

Net income (loss)	$(130,381)	$1,229	$505	$—

Weighted-average shares of Class A common stock outstanding:
Basic	10,494,500	9,375,824	9,375,000
Diluted	10,494,500	9,375,898	9,687,366
Net income (loss) available to Class A common stock per share:
Basic	$(12.42)	$0.13	$0.05
Diluted	$(12.42)	$0.13	$0.05

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor			Predecessor
	Year Ended June 29, 2012	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from December 16, 2009 to April 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(130,381)	$1,229	$505	$—
Equity investment undistributed subsidiary (earnings) loss	18,277	(1,441)	(505)	—
Impairment loss on equity investment	111,931	—	—	—
Deferred taxes	(23)	604	—	—
Changes in operating assets and liabilities:
Other-net	(19)	33	—	—
Tax receivable agreement	—	(635)	—	—

Net cash used in operating activities	(215)	(210)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	—	—	(53,402)	—

Cash used in investing activities	—	—	(53,402)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A common shares (IPO)	—	—	53,402	—
Advances from subsidiary	187	17	268	—

Cash provided by financing activities	187	17	53,670	—

NET (DECREASE) INCREASE IN CASH	(28)	(193)	268	—
CASH:
Beginning of period	75	268	—	—

End of period	$47	$75	$268	$—

Non-Cash Operating Activities
Tax receivable obligation paid directly by subsidiary	$(127)	$(500)	$—	$—
Non-Cash Investing Activities
Investment in subsidiary	$—	$—	$(87,223)	$—
Non-Cash Financing Activities
Proceeds from sale of Class A common shares (IPO) received directly by subsidiary	$—	$—	$87,223	$—
Advances from subsidiary	$127	$500	$18,254	$—
Initial public offering costs paid directly by subsidiary	$—	$—	$(18,254)	$—

See notes to condensed financial statements.

DYNAVOX INC. (Parent Company)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except share and unit amounts)

1. ORGANIZATION

DynaVox Inc. (the “Corporation” or “Successor”) was formed as a Delaware corporation on December 16, 2009 for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of DynaVox Systems Holdings LLC and subsidiaries (“DynaVox Holdings”). As the sole managing member of DynaVox Holdings, the Corporation operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Corporation consolidates the financial results of DynaVox Holdings, and records a non-controlling interest for the economic interest in DynaVox Holdings held by the non-controlling unit holders.

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

As part of the Recapitalization and Offering Transactions each Holdings Units unit holder received one share of the Corporation’s Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each Holdings Units unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Holdings Units unit holders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of June 29, 2012 there were 18,803,832 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 18,803,832 shares of Class A common stock of the Corporation.

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

Tax Receivable Agreement

DynaVox Holdings has made and intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Corporation entered into a tax receivable agreement (“TRA”) with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc.

breaches any of its material obligations under the TRA in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

During fiscal year 2012, the Company recorded a non-cash transaction of $3,867 to increase a long-term deferred tax asset related to the exchange of 1,601,851 units of DynaVox Holdings for 1,601,851 shares of the Company’s Class A common stock. Also, in connection with these exchanges, the Company recorded an increase of $5,261 to the TRA liability which represents 85% of estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. The difference between the recorded deferred tax asset and the computed TRA liability of $1,417 is recorded as an adjustment to equity.

At June 29, 2012, the Company has a liability of $44,924, representing the payments due to DynaVox Holdings owners under the TRA.

During the fiscal year ending June 28, 2013, the Company expects to pay $492 of the total amount related to the TRA liability. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Restricted Assets

The Company had $10,991 and $66,253 of restricted net assets as of June 29, 2012 and July 1, 2011, respectively, of unconsolidated subsidiaries that are restricted as a result of the Company’s credit agreement which provides for certain restricted distributions, as defined, in aggregate not to exceed $12,000.

Impairment

The Corporation routinely evaluates its equity method investment in DynaVox Holdings for impairment. When evaluating the equity method investment the Corporation considers a number of factors which include the significance of the decline in value and the duration of decline in value. During the fiscal year ended June 29, 2012, the Corporation determined that an other than temporary impairment of the equity method investment had occurred and recorded an impairment loss of $111,931. The impairment loss was determined by comparing the book value of the investment to the fair value of the investment. The fair value of the investment in Holding Units was determined utilizing the fair value of similar assets that were quoted in a liquid market. Accordingly, the fair value of the investment was a level 2 measurement within the fair value hierarchy.

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

Expense Allocation—The Corporation allocates certain expenses incurred to its operating subsidiary DynaVox Holdings, as such expenses relate to costs of operating DynaVox Holdings.

3. INCOME TAXES

Components of the provision for income taxes consist of the following:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from December 19, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Deferred expense (benefit)
Federal	$(66)	$133	$—	$—
State and local	43	471	—	—

Total deferred expense (benefit)	(23)	604	—	—

Provision (benefit) for income tax expense	$(23)	$604	$—	$—

A reconciliation of the U.S. statutory income tax rate to the Corporation’s effective tax rate is as follows:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from December 19, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
U.S. statutory tax rate	34.00%	34.00%	0.00%	0.00%
State and local taxes	2.60%	2.60%	0.00%	0.00%
Valuation allowance	(36.58)%	0.00%	0.00%	0.00%
Deferred rate change	00.00%	117.73%	0.00%	0.00%

Effective tax rate	0.02%	154.33%	0.00%	0.00%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities for the fiscal years ended June 29, 2012 and July 1, 2011 are summarized as follows:

	Successor
	2012	2011
Long-term deferred tax assets
Goodwill and other intangibles	$40,679	$38,916
Net operating losses	7,392	4,283
Investment in subsidiary	40,967	—
Valuation allowance	(41,016)	—

Total long-term deferred tax assets	$48,022	$43,199

Long-term deferred tax liabilities
Other	(2,057)	(1,101)

Total long-term deferred tax liabilities	$(2,057)	$(1,101)

Total net long-term deferred tax assets	$45,965	$42,098

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income of the proper character will be generated to utilize the existing deferred tax assets. As the impairment of the investment in subsidiary would result in a capital loss for tax purposes, a valuation allowance has been recorded as it is more likely than not that a benefit will not be realized. In addition, it is uncertain to as whether the benefit associated with certain state net operating losses will be realized. Based on this evaluation, as of June 29, 2012 and July 1, 2011, a valuation allowance of $41,016 and $0, respectively, has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized.

4. STOCKHOLDERS’ EQUITY

Refer to the description of the Recapitalization Transaction and IPO as described in Note 1 for further information regarding the current capital structure of the Corporation.

At December 16, 2009, the Corporation was authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share (“Class A common stock”), and 1,000 shares of Class B common stock, par value $0.01 per share (“Class B common stock”). Under the Corporation’s certificate of incorporation as in effect as of December 16, 2009, all shares of Class A common stock and Class B common stock were identical. The Corporation had issued 100 shares of Class B common stock in exchange for $1.00, all of which were held by DynaVox Holdings at December 16, 2009.

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

As of June 29, 2012 and July 1, 2011, there were 11,056,335 and 9,391,680 shares of the Corporation’s Class A common stock issued including 79,484 and 16,680 shares of restricted stock granted to certain directors of the Corporation, respectively. Also, there were 100 shares of Class B common stock issued with 47 shares of the Class B common stock held by DynaVox Holdings and 43 and 53 shares held by the members of DynaVox Holdings as of June 29, 2012 and July 1, 2011, respectively. No preferred stock has been issued.

5. EQUITY-BASED COMPENSATION

The 2010 Long-Term Incentive Plan (the “2010 Plan”) was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. Stock options and restricted stock awards are approved by the Compensation Committee of the board of directors and granted to employees and certain directors of the Corporation. Stock options primarily vest over four to five years and restricted stock vests over one to two years. Stock options expire 10 years from the date of grant.

The measurement of the cost of employee or director services received in exchange for an award of equity instruments is based on the grant date fair value of the award and such cost is recognized over the period during which an employee or director is required to provide services in exchange for the award.

For the fiscal years 2012 and 2011 and the period from April 28, 2010 to July 2, 2010, the Corporation recorded stock compensation expense related to stock option awards of $1,874, $1,968 and $408, respectively. For the fiscal years ended 2012 and 2011 and the period April 28, 2010 to July 2, 2010, the Corporation recorded stock compensation expense related to restricted stock awards of $198, $79 and $6, respectively. These expenses have been allocated from the parent company to DynaVox Holdings.

A summary of the Corporation’s stock option activity under the 2010 Plan for fiscal years ended 2012, 2011 and 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—December 16, 2009	—	$—	$—	—	$—
Granted	1,370,500	15.00	15.00
Exercised	—	—
Forfeited	—	—

Outstanding—April 27, 2010	1,370,500	$15.00	$15.00	10.0	$—

Granted	—	—	—
Exercised	—	—
Forfeited	—	—

Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365

Granted	42,500	4.10-9.45	6.50
Exercised	—	—
Forfeited	(29,000)	9.45-15.00

Outstanding—July 1, 2011	1,384,000	$4.10-15.00	$14.75	8.8	$75

Exercisable—July 1, 2011	279,075	$15.00	$15.00	8.8	$—

Granted	405,500	1.21-5.47	3.37
Exercised	—	—
Forfeited	(430,950)	4.10-15.00

Outstanding—June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.32	$—

Exercisable—June 29, 2012	542,025	$4.10-15.00	$14.92	7.81	$—

The weighted-average grant date fair value of the stock options granted during fiscal years 2012, 2011, and 2010 under the 2010 Plan was $2.21, $3.84, and $6.99 per share, respectively.

The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
Black-Scholes Option Valuation Assumptions:	June 29, 2012	July 1, 2011	July 2, 2010
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	74.1-75.4%	47.4-84.0%	41.8%
Risk-free interest rates(3)	0.7-1.5%	2.0-3.0%	3.2%
Expected term of options(4)	4.8-6.3	6.4	6.5

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was based on the historical volatility of the Corporation’s Class A common stock.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of June 29, 2012, there was $3,456 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 3.0 years.

A summary of the Company’s restricted share activity under the 2010 Plan for fiscal years 2012, 2011, and 2010 are as follows:

	Restricted Shares	Weighted Average Fair Value		Weighted- Average Remaining Contractual Life	Aggregate Fair Value
					(in thousands)
Nonvested outstanding—December 16, 2009	—		$—		$—
Granted	8,335		$15.00		$125
Vested	—		$—
Forfeited	—		—

Nonvested outstanding—April 27, 2010	8,335		$15.00	2.0	$119
Granted		$
Vested	—		$—
Forfeited	—		—

Nonvested outstanding—July 2, 2010	8,335		$15.00	1.8	$127
Granted	8,345		$8.99		$75
Vested	(4,168)		$15.00		$22
Forfeited	—		—

Nonvested Outstanding—July 1, 2011	12,512		$10.99	0.8	$95
Granted	62,804		1.46		92
Vested	(72,512)		2.96		101
Forfeited	—		—

Nonvested Outstanding—June 29, 2012	2,804		$5.35	1.2	$3

The grant date fair value of restricted stock awards is based on the closing market price of the Corporation’s common stock on the date of grant.

As of June 29, 2012, there was $9 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 1.2 years.

6. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Fiscal 2012	Fiscal 2011	Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income attributable to DynaVox Inc.	$(130,381)	$1,229	$505

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,494,500	9,375,824	9,375,000
Effect of dilutive securities:
Options and restricted stock	—	74	312,366

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	10,494,500	9,375,898	9,687,366

Basic net income (loss) attributable to DynaVox Inc. per common share	$(12.42)	$0.13	$0.05

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(12.42)	$0.13	$0.05

Equity awards to purchase approximately 1,510,176, 1,369,071, and 1,370,500 weighted average shares of common stock during fiscal 2012, fiscal 2011, and the period from April 28, 2010 to July 2, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for fiscal 2012, fiscal 2011, and the period from April 28, 2010 to July 2, 2010, approximately 2,240, 1,066, and 8,335 weighted average shares, respectively, of service-based restricted stock awards were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Schedule II—Valuation and Qualifying Accounts for the years ended July 2, 2010, July 1, 2011 and June 29, 2012.

	Balance at Beginning of Period	Charged to Cost and Expense	Acquired	Deductions	Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED JULY 2, 2010:
Allowance for doubtful trade accounts	$599	$1,143	$354	$(703)	$1,393
YEAR ENDED JULY 1, 2011:
Allowance for doubtful trade accounts	$1,393	$1,869	$—	$(1,034)	$2,228
YEAR ENDED JUNE 29, 2012:
Allowance for doubtful trade accounts	$2,228	$2,730	$—	$(3,448)	$1,510

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DynaVox Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of DynaVox Inc. and subsidiaries (the “Successor”) as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, members’ and stockholders’ equity, and cash flows for the fiscal years ended June 29, 2012 and July 1, 2011 and the period from April 28, 2010 through July 2, 2010. We have also audited the accompanying consolidated statements of operations, members’ and stockholders’ equity, and cash flows of DynaVox Systems Holdings LLC and subsidiaries (the “Predecessor”) for the period from July 4, 2009 through April 27, 2010. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Successor’s and Predecessor’s (collectively, the “Corporation”) management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the Successor’s consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of June 29, 2012 and July 1, 2011, and the results of its operations and its cash flows for the fiscal years ended June 29, 2012 and July 1, 2011 and the period from April 28, 2010 through July 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from July 4, 2009 through April 27, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on April 28, 2010 as a result of the closing of its initial public offering and obtaining control of the Predecessor.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

September 26, 2012

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Successor
	June 29, 2012	July 1, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,944	$12,171
Trade receivables—net of allowance for doubtful accounts of $1,510 and $2,228 as of June 29, 2012 and July 1, 2011, respectively	14,864	18,676
Other receivables	253	318
Inventories	5,401	4,876
Prepaid expenses and other current assets	1,055	1,298
Deferred taxes	685	669

Total current assets	40,202	38,008
PROPERTY AND EQUIPMENT—Net	2,890	5,517
GOODWILL	—	60,846
INTANGIBLES—Net	22,941	29,849
DEFERRED TAXES	48,709	40,677
OTHER ASSETS	1,499	2,253

TOTAL ASSETS	$116,241	$177,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,900	$6,680
Deferred revenue	1,693	1,346
Payable to related parties pursuant to tax receivable agreement	492	250
Other liabilities	7,503	7,863

Total current liabilities	14,588	16,139
LONG-TERM DEBT	31,200	36,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	44,432	39,540
OTHER LONG-TERM LIABILITIES	1,956	2,722

Total liabilities	92,176	94,601

COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012; 9,391,680 shares issued and 9,383,335 outstanding at July 1, 2011	111	94
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at June 29, 2012 and 100 shares issued and outstanding at July 1, 2011	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized, none issued or outstanding at June 29, 2012 and July 1, 2011.	—	—
Additional paid-in capital	24,304	22,228
Retained earnings (accumulated deficit)	(14,915)	3,535
Accumulated other comprehensive loss	(60)	(18)

Total stockholders’ equity attributable to DynaVox Inc.	9,440	25,839
Non-controlling interest	14,712	56,797
Non-controlling interest shareholder notes	(87)	(87)

Total equity	24,065	82,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,241	$177,150

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Successor			Predecessor
	Year Ended June 29, 2012	Year Ended July 1, 2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
NET SALES	$97,318	$108,103	$25,803	$88,496
COST OF SALES	27,563	32,251	6,178	21,755

GROSS PROFIT	69,755	75,852	19,625	66,741

OPERATING EXPENSES:
Selling and marketing	34,048	35,567	5,342	28,785
Research and development	7,126	9,888	2,194	7,912
General and administrative	18,816	18,480	5,542	12,299
Amortization of certain intangibles	405	445	87	991
Impairment loss	66,901	1,262	—	—

Total operating expenses	127,296	65,642	13,165	49,987

INCOME (LOSS) FROM OPERATIONS	(57,541)	10,210	6,460	16,754

OTHER INCOME (EXPENSE):
Interest income	28	36	12	43
Interest expense	(2,288)	(2,650)	(440)	(6,361)
Change in fair value and net loss on interest rate swap agreements	—	(81)	(87)	(659)
Loss on extinguishment of debt	—	—	(2,441)	—
Other income (expense)—net	(134)	513	(10)	(85)

Total other expense-net	(2,394)	(2,182)	(2,966)	(7,062)

INCOME (LOSS) BEFORE INCOME TAXES	(59,935)	8,028	3,494	9,692
INCOME TAX EXPENSE (BENEFIT)	(3,605)	1,361	592	102

NET INCOME (LOSS) ATRRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(56,330)	$6,667	$2,902	$9,590

Less: net (income) loss attributable to the non-controlling interests	37,880	(5,438)	(2,397)

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$(18,450)	$1,229	$505

Weighted-average shares of Class A common stock outstanding:
Basic	10,494,500	9,375,824	9,375,000

Diluted	10,494,500	9,375,898	9,687,366

Net income (loss) available to Class A common stock per share:
Basic	$(1.76)	$0.13	$0.05

Diluted	$(1.76)	$0.13	$0.05

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury		Manage- ment Notes Receivable	Contri- buted (Distri- buted) Capital	Addi- tional Paid-in Capital	Retained (Deficit) Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Compre- hensive Income	Non- Controlling Interest	Non- Controlling Interest Share- holder Notes	Total Members’ Stock- holders’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount
PREDECESSOR
BALANCE—July 3, 2009	4,868,524	$41,344	—	$—	—	$—	—	$—	(2,196,961)	$(35,050)	$(425)	$13,248	$—	$6,149	$(453)	$9,094	$—	$—	$24,813
Issuance of common units	44,045	1,122	—	—	—	—	—	—	15,650	38	—	—	—	—	—	—	—	—	1,160
Issuance of common B shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture, redemption, and cancelation of management equity units	(5,000)	(50)	—	—	—	—	—	—	(10,294)	(161)	—	—	—	—	—	—	—	—	(211)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	634	—	—	—	—	—	—	634
Issuance of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	(245)	—	—	—	—	—	—	—	(245)
Payment of notes receivable for management units	—	—	—	—	—	—	—	—	—	—	399	—	—	—	—	—	—	—	399
Interest on management equity notes receivable	—	—	—	—	—	—	—	—	—	—	—	9	—	—	—	—	—	—	9
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	(2,209)	—	—	—	—	—	—	(2,209)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	9,590	—	9,590	—	—	9,590
Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,000)	—	—	—	—	(10,000)
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	259	—	—	259
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	47	47	—	—	47
Recapitalization transactions:
Conversion of previous classes of units with Holdings Units	(4,907,569)	(42,416)	25,610,294	$7,243	—	—	—	—	2,191,605	35,173	—	—	—	—	—	—	—	—	—

ENDING BALANCE—April 27, 2010	—	$—	25,610,294	$7,243	—	$—	—	$—	—	$—	$(271)	$11,682	$—	$5,739	$(147)	$9,896	$—	$—	$24,246

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury		Manage- ment Notes Receivable	Contri- buted (Distri- buted) Capital	Addi- tional Paid-in Capital	Retained (Deficit) Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Compre- hensive Income	Non- Controlling Interest	Non- Controlling Interest Share- holder Notes	Total Members’ Stock- holders’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount
SUCCESSOR
BALANCE—December 16, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common B shares	—	—	—	—	—	—	100	—	—	—	—	—	—	—	—	—	—	—	—
Recapitalization transactions:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Class A common shares (IPO), net of $18,254 issuance costs	—	—	—	—	9,375,000	94	—	—	—	—	—	—	122,277	—	—	—	—	—	122,371
Purchase existing Holdings Units from Holdings	—	—	—	—	—	—	—	—	—	—	—	—	(77,380)	—	—	—	—	—	(77,380)
Record tax receivable agreement	—	—	—	—	—	—	—	—	—	—	—	—	1,756	—	—	—	—	—	1,756
Initial allocation of non-controlling interests of DynaVox Systems Holdings, LLC	—	—	—	—	—	—	—	—	—	—	—	—	(26,230)	1,801	(46)	—	48,992	—	24,517
Initial allocation of non-controlling interest shareholders notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271)	(271)
Record allocation of deferred tax assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	—	1,910	—	—	—	—	—	1,910
Issuance of restricted Common A shares	—	—	—	—	8,335	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	458	—	—	—	—	—	458
Accelerated vesting of Common Units	—	—	—	—	—	—	—	—	—	—	—	—	1,675	—	—	—	—	—	1,675
Payment of non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	184	184
Interest on non-controlling interest shareholder notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3	—	3
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(261)	—	—	—	—	—	(261)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	505	—	505	2,397	—	2,902
Net gain on derivatives	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	15	32	—	47
Currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)	(32)	—	(47)

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except unit and share amounts)

	Common Units		Holdings Units		Common A shares		Common B shares		Treasury		Manage- ment Notes Receivable	Contri- buted (Distri- buted) Capital	Addi- tional Paid-in Capital	Retained (Deficit) Earnings	Accumu- lated Other Compre- hensive (Loss) Income	Compre- hensive Income	Non- Controlling Interest	Non- Controlling Interest Share- holder Notes	Total Members’ Stock- holders’ Equity
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Units	Amount
BALANCE—July 2, 2010	—	$—	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$24,205	$2,306	$(46)	$505	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,124	—	—	—	—	—	2,124
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,185)	—	—	—	—	—	(4,185)
Adjustment to give effect of the tax receivable agreement with Dynavox Holdings	—	—	—	—	—	—	—	—	—	—	—	—	20	—	—	—	—	—	20
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	(92)	—	(28)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,229	—	1,229	5,438	—	6,667
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	27	59	—	87

BALANCE—July 1, 2011	—	$—	—	$—	9,383,335	$94	100	$—	—	$—	$—	$—	$22,228	$3,535	$(18)	$1,256	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,137	—	—	—	—	—	2,137
Equity distributions	—	—	—	—	—	—	—	—	—	—	—	—	(3,197)	—	—	—	—	—	(3,197)
Allocation of deferred tax assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	—	440	—	—	—	—	—	440
Adjustment to give effect of the tax receivable agreement with Dynavox Holdings	—	—	—	—	—	—	—	—	—	—	—	—	(1,418)	—	—	—	—	—	(1,418)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	(22)	—	(9)
Issuance of restricted Common A shares	—	—	—	—	68,345	1	—	—	—	—	—	—	—	—	—	—	—	—	1
Exchange of subsidiary shares from non-controlling interest	—	—	—	—	1,601,851	16	(10)	—	—	—	—	—	4,101	—	(3)	—	(4,114)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,450)	—	(18,450)	(37,880)	—	(56,330)
Currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39)	(39)	(69)	—	(108)

BALANCE—June 29, 2012	—	$—	—	$—	11,053,531	$111	90	$—	—	$—	$—	$—	$24,304	$(14,915)	$(60)	$(18,489)	$14,712	$(87)	$24,065

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Successor			Predecessor
	Year Ended June 29, 2012	Year Ended July 1, 2011	April 28, 2010 to July 2, 2010	July 4, 2009 to April 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$(56,330)	$6,667	$2,902	$9,590
Depreciation	2,985	3,377	583	2,288
Amortization of certain intangibles	854	981	177	1,251
Amortization of deferred financing costs	680	658	126	659
Equity-based compensation expense	2,137	2,124	2,133	634
Change in fair value of interest rate swaps	—	(631)	(137)	(115)
Bad debt expense	2,730	1,869	—	1,143
Change in fair value of acquisition contingencies	32	(259)	(40)	3
Loss on disposal of assets	24	—	—	—
Deferred taxes	(3,788)	956	561	(352)
Loss on extinguishment of debt	—	—	866	—
Impairment loss	66,901	1,262	—	—
Changes in operating assets and liabilities:
Trade receivables	1,147	(2,589)	(2,708)	630
Related-party receivable	—	—	420	(420)
Inventories	(525)	1,931	10	(2,030)
Other assets	319	(166)	(352)	(248)
Deferred revenue	41	224	(61)	73
Trade accounts payable	(1,711)	1,387	619	154
Accrued compensation	227	(4,392)	(499)	2,828
Accrued acquisition costs	—	—	(19)	(311)
Accrued interest	7	(37)	(584)	405
Related-party payable	—	(181)	225	(823)
Tax receivable agreement	(129)	(1,135)	—	—
Disbursements on derivative instruments	—	(712)	(224)	(774)
Other—net	34	495	12	2,405

Net cash provided by operating activities	15,635	11,829	4,010	16,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(541)	(3,205)	(768)	(3,577)
Acquisition of businesses, net of cash acquired	—	—	—	(4,621)
Proceeds from sale of property and equipment	80	9	—	—

Net cash used in investing activities	(461)	(3,196)	(768)	(8,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	—	—	—	10,000
Repayments of debt agreements	(5,000)	(11,961)	(41,000)	(4,651)
Deferred financing costs	—	(149)	—	(129)
Payment on noncompete agreement liability	—	—	—	(258)
Payment on acquisition contingencies	(1,087)	(1,003)	(473)	(482)
Equity distributions	(3,197)	(4,185)	(261)	(2,209)
Sale of Class A common shares (IPO)	—	—	140,625	—
Payment of issuance costs associated with initial public offering	—	—	(16,964)	(1,290)
Dividend distribution	—	—	—	(10,000)
Purchase Class A units from Holdings	—	—	(77,380)	—
Issuances of common units	—	—	—	200
Payments received on non-controlling interest shareholder notes	—	—	187	408
Redemption of management and common units	(9)	(28)	—	(211)

Net cash (used in) provided by financing activities	(9,293)	(17,326)	4,734	(8,622)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(108)	87	(47)	47

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,773	(8,606)	7,929	217
CASH AND CASH EQUIVALENTS:
Beginning of period	12,171	20,777	12,848	12,631

End of period	$17,944	$12,171	$20,777	$12,848

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(In thousands)

	Successor			Predecessor
	Year Ended June 29, 2012	Year Ended July 1, 2011	April 28, 2010 to July 2, 2010	July 4, 2009 to April 27, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,578	$1,970	$557	$5,574

Net income taxes paid	$494	$930	$1	$169

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING INFORMATION:
Accrued capital costs	$3	$76	$379	$48

Contingent consideration recorded in business acquisitions	$—	$—	$—	$5,074

Value of Class A units issued for business acquisition	$—	$—	$—	$712

Long-term debt assumed in business acquisitions	$—	$—	$—	$1,017

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

As part of the Recapitalization and Offering Transactions each Holdings Units unit holder received one share of the Corporation’s Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of the Corporation for each Holdings Units unit held by such holder. Accordingly, the unitholders of DynaVox Holdings collectively have a number of votes in the Corporation that is equal to the aggregate number of Holdings Units that they hold. The Corporation and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to the terms of the exchange agreement) the Holdings Units unit holders have the right to exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As of June 29, 2012 there were 18,803,832 Holdings Units held by parties other than the Corporation which upon exercise of the right to exchange would exchange for 18,803,832 shares of Class A common stock of the Corporation.

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

Non-Controlling Interest

The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Corporation attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of June 29, 2012 and July 1, 2011 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common A Shares	Total *
June 29, 2012	18,803,832	11,056,335	29,860,167
	63.0%	37.0%	100.0%
July 1, 2011	20,416,193	9,391,680	29,807,873
	68.5%	31.5%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

Tax Receivable Agreement

DynaVox Holdings has made and intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the IPO and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

At June 29, 2012, the Company recorded a liability of $44,924, representing the payments due to DynaVox Holdings owners under the TRA.

During the fiscal year ending June 28, 2013, the Company expects to pay $492 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). At June 29, 2012, the Company operated in one reportable segment.

Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include revenue recognition, trade receivables and related allowances, derivative financial instrument valuation, equity-based compensation, deferred tax assets, the TRA and fair value measures for goodwill and other long-lived assets used in the Company’s initial recording and evaluation of impairment for such assets. Actual outcomes could differ from these estimates.

Fiscal Year End—The Company’s fiscal year ends on the Friday closest to June 30, resulting in either a 52- or 53-week year. The fiscal years ended June 29, 2012 (“2012”), July 1, 2011 (“2011”) and July 2, 2010 (“2010”) were each 52 weeks.

Seasonality—The Company’s business is seasonal and historically has realized a higher portion of its net sales, net income, and operating cash flows in the second half of the fiscal year and especially in the fourth fiscal quarters (second calendar quarter). However, fiscal year 2012 fourth quarter did not follow our historical trend. Fourth quarter sales represented 24%, 30%, and 29% of total annual sales for fiscal years 2012, 2011, and 2010, respectively.

Foreign Currency Translation—The Company’s foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ and members’ equity. Gains or losses resulting from foreign currency transactions are included in other expenses—net in the consolidated statements of operations.

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

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset.

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

The Company also has finite-lived intangible assets comprised of acquired software technology, acquired patents, internally developed patents, and trade names, which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over 3 to 10 years, acquired patents are amortized over the life of the patent, internally developed patents are amortized over their useful life, and trade names are amortized over 3 years. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to patents is included in operating expenses.

Trade Receivables and Related Allowances—Trade receivables are recorded at the estimated net realizable amounts from customers. A contractual allowance is recorded at the time the related sale is recognized for customers that have negotiated contractual reimbursement rates, such as insurance companies. Adjustments for contractual allowances are recorded as a reduction of net sales in the consolidated statements of operations. An allowance for doubtful accounts is recorded based on historical experience, payor mix, and the aging of its accounts receivable. Adjustments for the allowance for doubtful accounts are recorded as a component of operating expenses in the consolidated statements of operations.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and the collectability is probable. The Company’s revenue is derived from the following sales:

Sales of speech generating devices with embedded software (“Devices”): These hardware Devices have preinstalled software that is essential to the functionality of the device. Revenue for the entire device (hardware and software) is recognized upon transfer of title and risk of loss. The Company typically provides a limited one-year warranty on the hardware for these Devices.

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

Sales of extended warranties for Devices: These service agreements provide separately priced extended warranty coverage for a one to four-year period, beyond the standard one-year warranty, on the Devices. This service revenue is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty period. On occasion, the Company may offer to provide additional years of a warranty at no additional cost to the customer. Under this promotion the deliverables are accounted for under revenue recognition guidance for multiple element arrangements. As fair value can be established for each element, the total sales price is allocated to each deliverable based on the relative fair value method. The fair value allocated to the additional years of service is deferred and recognized on a straight-line basis over the term of the extended warranty period.

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

Non-income related taxes collected from customers and remitted to government authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts is reported on a net basis in the consolidated statements of operations and does not impact reported revenues or expenses.

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

Deferred Financing Costs—Fees and expenses incurred related to debt are capitalized and amortized straight line over the term of the debt, which approximates the effective interest method. The capitalized costs are included in other assets in the consolidated balance sheets and the related amortization is included in interest expense in the consolidated statements of operations. During the period from April 28, 2010 to July 2, 2010 (Successor) the Company expensed $866 of deferred financing costs related to the early repayment of the Senior Subordinated Note (Note 7). No such expenses were incurred during fiscal years 2012 and 2011.

Advertising Costs—Certain advertising costs, including costs of producing catalogs, direct mail and other promotional costs are expensed when the marketing campaign commences. The Company recognized $4,057, $2,826, $240 and $1,146 in advertising expense during the fiscal years ended June 29, 2012, July 1, 2011, the period April 28, 2010 to July 2, 2010 (Successor), and the period from July 4, 2009 to April 27, 2010 (Predecessor), respectively.

Net Income (Loss) Per Common Share—Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding restricted common stock subject to forfeiture. Diluted net income per share is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock subject to forfeiture utilizing the treasury stock method. Diluted net (loss) per share is calculated by dividing the net (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, the Company considers all potential sources of taxable income, including projections of taxable income, future reversals of taxable temporary differences, income from tax planning strategies, projected payments on the TRA, as well as all available positive and negative evidence. The Company also assesses the length of the carryforward periods to determine if they will allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

During fiscal year 2012 the Company recorded a valuation allowance against its United Kingdom deferred tax assets as the United Kingdom subsidiary has cumulative losses and no viable tax planning strategies have been identified. The Company has not recorded a valuation allowance against its U.S. deferred tax assets as it is more likely than not that such assets will be realized and the entity is not in a cumulative loss after consideration of the non-recurring goodwill impairment.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

Business and Credit Concentrations—Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company maintains cash with three major financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 29, 2012, cash of $1,311 is deposited at international banks and is not FDIC insured. A significant portion of the Company’s receivables are due from federal and state government reimbursement programs, such as Medicare ($3,114 and $1,990 as of June 29, 2012 and July 1, 2011, respectively), and various Medicaid state programs ($5,416 and $5,586 as of June 29, 2012 and July 1, 2011, respectively).

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable, and short-term and long-term debt. See Note 9, “Fair Value Measurements” for additional information.

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

Other Comprehensive Income (Loss)—Other comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into the consolidated statements of operations. Accumulated other comprehensive income (loss) (AOCI) is separately presented on the Company’s consolidated balance sheets as part of stockholders’ equity.

Recently Issued Accounting Standards— In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the existing guidance related to testing indefinite-lived intangible assets for impairment. Under the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes to the existing guidance related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of equity, and allow two options for presenting the components of net income and other comprehensive income: 1) in a single continuous financial statement: a statements of operations and other comprehensive income or 2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Additionally, reclassification adjustments for items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and other comprehensive income are presented. These changes will be applied on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards—On January 1, 2012, the Company adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

On January 4, 2010, the Company acquired all outstanding shares of Eye Response Technologies, Inc. (“ERT”) in exchange for $3,703 in cash and a guaranteed minimum royalty of $3,500 over three years, plus other contingent consideration. ERT developed and distributed certain eye gaze, and eye tracking technologies enabling people with disabilities to interface with a computer and communicate using only their eyes. With this acquisition, the Company enhanced its DynaVox EyeMax® product line by integrating certain aspects of ERT’s technology. The operations of ERT were moved from Virginia to the Company’s headquarters in Pittsburgh, Pennsylvania upon acquisition. ERT’s results of operations have been included in the Company’s consolidated statements of operations beginning January 4, 2010.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$3,688
Contingent consideration—royalty agreement(2)	3,728
Contingent consideration—consulting agreement(3)	430
Contingent consideration—working capital adjustment(4)	117

Total consideration	$7,963

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$301
Inventory	141
Identifiable intangible assets(5)	5,670
Current maturities, long term debt	(296)
Accounts payable	(289)
Other current liabilities	(61)
Deferred tax liability	(2,175)

Total identifiable net assets and liabilities assumed	3,291

Goodwill	$4,672

(1)	Represents cash paid of $3,703 net of $15 cash acquired.
(2)	Contingent consideration related to guaranteed minimum royalty payments due to the previous owner based on future sales of eye products over a period of three years. The amount recorded represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products during the three year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. The Company considers these fair value measurements to be Level 3 inputs within the fair value hierarchy. The present value of the scenarios ranged from $3,355 to $3,906. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $3,728. As of June 29, 2012, the liability was $1,507, which reflects payments of $937, $736 and $309 during fiscal years 2012, 2011 and 2010, respectively. In addition, fair value adjustments of $27 recorded to other expense during fiscal year 2012 and $266 recorded to other income during fiscal year 2011. No fair value adjustments were recorded in fiscal year 2010.
(3)	Contingent consideration related to a consulting agreement due to the previous owner related to future service over three years. The amount recorded represents the fair value of contractual consideration expected to be paid. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $430. As of June 29, 2012, the liability was $87, which reflects payments of $150, $150 and $63 during fiscal years 2012, 2011 and 2010, respectively. In addition, fair value adjustments of $5, $7, and $8 recorded to interest expense during fiscal years 2012, 2011, and 2010, respectively.
(4)	Contingent consideration related to certain working capital adjustments that are owed to the previous owner. The fair value of the working capital adjustment was determined based on the terms of the stock purchase agreement with the previous owner and was calculated based on a targeted value of $-0- compared to the actual amount of working capital acquired. The fair value of the contingent consideration is classified as a liability, with an acquisition date fair value of $117. On October 13, 2010, the fair value of the working capital adjustment liability was paid in full.
(5)	Identifiable intangible assets are composed of the following items:
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

On July 6, 2009, the Company acquired certain assets and liabilities of Blink-Twice Inc. (“Blink-Twice”), the developer and manufacturer of the Tango! ®, an augmentative communication device designed primarily for children and teens. With this acquisition, the Company enhanced its speech generating device product offering for young people. The operations of Blink-Twice were moved from Baltimore to the Company’s headquarters upon acquisition. Blink-Twice’s results of operations have been included in the Company’s consolidated statements of operations beginning July 6, 2009.

The fair value of consideration transferred in the acquisition, the assets acquired, and the liabilities assumed are set forth in the following table:

Consideration:
Cash(1)	$933
Issuance of 19,602 Class A units(2)	712
Contingent consideration—acquired backlog(3)	674
Contingent consideration—working capital adjustment(4)	125

Total consideration	$2,444

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$337
Inventory	255
Property and equipment	143
Identifiable intangible assets(5)	1,644
Other assets	33
Current maturities, long term debt	(721)
Accounts payable	(176)
Other current liabilities	(205)

Total identifiable net assets and liabilities assumed	1,310

Goodwill	$1,134

(1)	Represents cash paid of $1,000 net of $67 of cash acquired.
(2)	The fair value of the Class A units was determined based on a valuation of the units using a combination of the market and income approaches.
(3)	Contingent consideration related to certain payments owed to the previous owner based on the order backlog acquired (“Acquired Backlog”). The fair value of the Acquired Backlog was determined to be $674 based on the fixed terms of the agreement with the previous owner and was recorded within related-party payable in the consolidated balance sheets as the previous owner is a former employee and current stockholder of the Company. As of June 29, 2012, the related-party payable was $-0-, which reflects payments of $17 and $583 during fiscal years 2011 and 2010, respectively and a fair value adjustment of $74 that was recorded to other income during fiscal year 2010.
(4)	Contingent consideration related to certain working capital adjustments that were owed to the previous owner. The fair value of the working capital adjustment was determined to be $125 based on the terms of the agreement with the previous owner and was calculated based on a targeted value of $500 compared to the actual amount of working capital acquired. The fair value of the contingent consideration was classified as a liability. As of June 29, 2012, the related-party payable was $-0-, which reflects cumulative payments totaling $154 and a fair value adjustment of $29 that was recorded to other expense during fiscal year 2010.
(5)	Identifiable intangible assets are composed of the following items:
a.	Acquired backlog in the amount of $674 which is a finite-lived asset.
b.	Proprietary symbol sets to be used in products sold in the amount of $700 which is an indefinite-lived asset. An income approach was used to determine the fair value of the asset.
c.	Acquired software technology used in the Tango! device in the amount of $170 which is a finite-lived asset. A cost approach was used to determine the fair value of the asset.
d.	Trade name for the Tango! product under which it is currently sold in the amount of $100 which is a finite-lived asset. An income approach was used to determine the fair value of the asset.

(6)	Goodwill was calculated as the excess of the fair value of the consideration transferred over the fair value of the identifiable asset acquired and liabilities assumed.

Acquisition-related costs for ERT and Blink-Twice, which include legal, accounting, and other external costs, were expensed as incurred and classified within general and administrative expenses in the consolidated statements of operations. For the period from April 28, 2010 to July 2, 2010 (Successor) and July 4, 2009 to April 27, 2010 (Predecessor), such costs totaled $139 and $345, respectively, most of which related to the ERT acquisition. Unaudited pro forma operating results for the fiscal year ended July 2, 2010, as though the Company had acquired Blink-Twice and ERT on the first day of fiscal 2010, are set forth below. The unaudited pro forma operating results are not necessarily indicative of what would have occurred had the transactions taken place on the first day of fiscal 2010.

	Pro Forma Successor	Pro Forma Predecessor
	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	(Unaudited)
Net sales	$25,803	$89,641
Net income attributable to the controlling and non-controlling interests	2,902	8,218

4. BALANCE SHEET ITEMS

Inventories as of June 29, 2012 and July 1, 2011, consist of the following:

	Successor
	2012	2011
Raw materials	$3,073	$3,054
Work in process	16	12
Finished goods	2,312	1,810

Inventories	$5,401	$4,876

Other current liabilities as of June 29, 2012 and July 1, 2011, consist of the following:

	Successor
	2012	2011
Accrued compensation	$4,121	$4,437
ERT acquisition contingencies	1,594	1,665
Accrued royalties	17	38
Accrued warranty	169	135
Accrued income taxes	31	101
Accrued interest	16	9
Accrued professional fees	862	697
Other	693	781

Other current liabilities	$7,503	$7,863

The components of accumulated other comprehensive loss, consisting of foreign currency translation adjustments, at June 29, 2012 and July 1, 2011 are as follows:

	2012	2011
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(60)	$(18)

Accumulated other comprehensive loss attributable to non-controlling interests	$(109)	$(42)

Foreign currency translation adjustments, including those pertaining to non-controlling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

5. PROPERTY AND EQUIPMENT

The components of property and equipment as of June 29, 2012 and July 1, 2011, are as follows:

	Successor
	2012	2011
Molds, machinery and equipment (net of impairment loss of $206 in fiscal year 2011, see Note 6)	$8,690	$8,744
Computer equipment and purchased software	5,037	4,725
Furniture, fixtures and office equipment	1,326	1,305
Leasehold improvements	652	644

Total property and equipment—gross	15,705	15,418
Less accumulated depreciation	(12,866)	(10,161)
Construction in process	51	260

Property and equipment—net	$2,890	$5,517

The Company capitalized interest of $3, $42, $83, and $0 during the fiscal year ended 2012, the fiscal year ended 2011, the period from April 28, 2010 to July 2, 2010 (Successor), and the period from July 4, 2009 to April 27, 2010 (Predecessor), respectively. Depreciation expense for the fiscal year ended 2012, the fiscal year ended 2011, the period from April 28, 2010 to July 2, 2010 (Successor), and the period from July 4, 2009 to April 27, 2010 (Predecessor) amounted to $2,985, $3,377, $583, and $2,288, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	Successor
	June 29, 2012				July 1, 2011
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount
Goodwill	$60,846	$60,846	$—	$—	$60,846	$—	$—	$60,846
Acquired software technology	3,253	127	2,245	881	3,253	70	1,848	1,335
Commercial computer software	311	175	136	—	311	—	77	234
Acquired patent technology	4,330	2,523	1,047	760	4,330	—	650	3,680
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trade names (indefinite live)	25,300	4,000	—	21,300	25,300	700	—	24,600

	$33,538	$7,111	$3,486	$22,941	$33,538	$1,056	$2,633	$29,849

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

The Company’s estimate of the fair value of the reporting unit utilizes a weighted average of the following income and market approaches.

(1)	Income Approach: This income approach is based on the Company’s projected future cash flows. The estimated cash flows are discounted to present value using a weighted-average cost of capital that considers the timing and risk of the future cash flows. The discounted cash flows are used to estimate the total fair value of the Company. The significant assumptions under this approach include revenue and cost projections to arrive at cash flows over a projection period, a terminal growth rate that is applied to cash flows beyond the projection period, and the weighted-average cost of capital used to discount the expected cash flows. The Company used a terminal growth rate of 3% and a weighted-average cost of capital of 12%.

(2)	Guideline Market Approach: This market approach examines the cash flows of comparable companies observed in the market. Cash flows are measured over various time periods (i.e. last twelve months or projected periods) and compared to the total market value of invested capital to arrive at multiples of cash flows. The multiples are then risk-adjusted to consider the Company’s size relative to the comparable companies. The comparable company multiples are then applied to the Company’s cash flows to estimate the fair value of the Company. The significant assumptions under this approach include the selection of comparable companies, multiples of cash flows, the selection of time periods, and risk adjustment factors applied to the multiples. The Company used multiples applied to cash flows ranging from 6.0 to 7.0.

(3)

Market Capitalization Approach: This market approach is based on the Company’s aggregate fair value as determined by the number of the Company’s outstanding shares of common stock equivalents and the market price per share of common stock. The significant assumption under this approach is the Company’s determination that it has one reporting unit to which the aggregate fair value is allocated. The Company used the aforementioned market capitalization as of March 30, 2012.

In determining the estimated fair value of the reporting unit, the Company used a weighting of 25% for the Income Approach, 25% for the Guideline Market Approach, and 50% for the Market Capitalization Approach. As a result, the Company determined that the carrying value of the reporting unit exceeded its fair value and conducted a step two analysis. As a result of our step two analysis, we recorded a full impairment loss on our goodwill of $60,846 during the third quarter of fiscal year 2012.

As a result of the impairment indicators, the Company also conducted interim impairment testing of the definite-lived and indefinite-lived intangible assets as of March 30, 2012. The test for recoverability of a definite-lived asset group to be held, and used, is performed by comparing the carrying amount of the assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. The significant assumptions under this method include revenue and cost projections to arrive at cash flows over a projection period. The Company performed a test for each asset grouping and determined that impairment had occurred and an impairment loss of $1,262 was recorded which was equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 13.0% for both trade names and symbols. The Company determined that the fair value of the indefinite-lived intangibles exceeded its carrying value and no impairment charge was necessary as of March 31, 2012.

In the fourth quarter of 2012, the Company noted additional impairment indicators due to the continued softening of demand beyond its expectations for the Company’s products in what historically has been the Company’s highest sales quarter during the year as well as the refinement of certain business strategies in connection with the Company’s new Chief Executive Officer. As a result of the impairment indicators, the Company conducted impairment testing of the definite-lived intangible assets as of June 29, 2012. The Company performed a test for each asset grouping and determined that impairment had occurred and an impairment loss of $1,493 was recorded which was equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology. The fair value of definite-live intangibles was estimated using a relief from royalty method (a discounted cash flow methodology). The significant assumption under this method was a royalty rate of 2%. Additionally, the useful life of these definite-lived assets was reduced to one year due to the Company’s refined business strategy. The finite-lived assets impaired related to commercial computer software and acquired patented technology.

In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators mentioned above, the Company performed the test for recoverability of the indefinite-lived asset group to be held, and used, as of June 29, 2012. The fair value of the indefinite-lived intangibles, both trade names and symbols, was estimated using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate device was utilized for symbols. The Company utilized a discount rate of 16.5% for both trade names and symbols. The Company determined that the fair value of symbols significantly exceeded its carrying value and no impairment charge was necessary. The Company determined that an impairment had occurred for the trade names and an impairment loss of $3,300 was recorded which was equal to the excess of the carrying value over the fair value.

The Company recorded an asset impairment loss of $66,901 for fiscal year ended June 29, 2012, of which $60,846 related to goodwill, $3,300 related to indefinite-lived intangible assets, and $2,755 was related to definite-lived intangible assets. The Company recorded an asset impairment loss of $1,262 for the fiscal year ended July 1, 2011, related to definite-lived intangibles, indefinite-lived intangibles, and long-lived assets. These losses were recorded as an impairment loss on the Company’s statements of operations.

Amortization expense related to intangibles for the fiscal years ended 2012 and 2011 and the periods from April 28, 2010 to July 2, 2010 (Successor), and from July 4, 2009 to April 27, 2010 (Predecessor) was $854, $981, $177 and $1,251, respectively. Estimated amortization expense for each of the next three fiscal years is as follows: 2013—$1,193; 2014—$281 and 2015—$167. All intangibles with finite lives will be fully amortized in fiscal year 2015.

7. LONG-TERM DEBT

Long-term debt as of June 29, 2012 and July 1, 2011 consists of the following:

	Successor
	2012	2011
2008 Credit Facility	$31,200	$36,200

Total debt	31,200	36,200
Less current installments	—	—

Long-term debt—less current installments	$31,200	$36,200

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

On December 14, 2011, the Company entered into a fourth amendment to the 2008 Credit Facility. The amendment (1) modifies the calculation of the ratios of net senior debt to adjusted EBITDA and net total debt to adjusted EBITDA enabling the Company to utilize cash and cash equivalents of up to $5,000 to reduce total debt and senior debt, to derive net senior debt and net total debt without the imposition of additional conditions or requirements; and (2) enables DynaVox Systems LLC. to make a restricted payment of a maximum of $5,000 in the aggregate to DynaVox Inc. to repurchase shares of its equity interests provided that before and after giving effect to such restricted payment, no event of default shall have occurred and be continuing. Prior to any repurchase of its shares, DynaVox Inc. intends to seek approval from its Board of Directors. No such approval has been sought or received at this time.

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of June 29, 2012 and July 1, 2011) or the Prime rate, plus a credit spread (6.3% as of both June 29, 2012 and July 1, 2011) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of June 29, 2012 and July 1, 2011, the Company’s credit spreads were as follows:

	June 29, 2012		July 1, 2011
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At June 29, 2012 and July 1, 2011, the commitment fee was 0.375%, on the unused portion of the revolving credit facility.

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

Revolver Draw Under 2008 Credit Facility

On March 31, 2010, the Company borrowed $10,000 under the revolving loans provision of the 2008 Credit Facility. The Company distributed the $10,000 to the DynaVox Holdings owners who then used the $10,000 to invest in the securities of a related party portfolio company. The $10,000 was paid off in full on April 27, 2010 with proceeds from the IPO (Note 1). At June 29, 2012 and July 1, 2011 the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at June 29, 2012 and July 1, 2011. The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. The Company was not required to make an excess cash flow payment for the year ended July 2, 2010. The Company voluntarily elected to prepay $5,000, $3,000 and $5,975 of principal during the fourth quarter of fiscal 2012 and the third and fourth quarters of fiscal 2011, respectively, which was applied in the direct order of maturity to future scheduled principal payments. As a result of the voluntary prepayments in fiscal 2012 and 2011 no excess cash flow payment was required for fiscal 2012 or 2011.

8. INCOME TAXES

Income (loss) before income taxes, as shown in the accompanying consolidated statements of operations, includes the following income / (loss) components:

	Successor		Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Domestic	$(59,227)	$9,535	$3,668	$10,169
Foreign	(708)	(1,507)	(174)	(477)

	$(59,935)	$8,028	$3,494	$9,692

Components of the provision for income taxes consist of the following:

	Successor		Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Current expense
Federal	$21	$139	$8	$122
State and local	146	171	2	135
Foreign	16	95	21	197

Total current expense	183	405	31	454
Deferred expense/(benefit)
Federal	$(4,137)	$855	$577	$(173)
State and local	(333)	519	49	(32)
Foreign	682	(418)	(65)	(147)

Total deferred expense/(benefit)	(3,788)	956	561	(352)

Provision (benefit) for income tax expense	$(3,605)	$1,361	$592	$102

Prior to April 28, 2010, the Company’s main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company and taxable as a partnership. As such the taxable income or loss was passed through to and included in the tax returns of our members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

Taxes payable as of June 29, 2012 and July 1, 2011 were $31 and $101, respectively.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes. Due to the Company being in a pre-tax loss, the effective tax rate is further reduced by certain permanent items such as, the goodwill impairment, meals and entertainment and lobbying expenses, which are not deductible for tax purposes.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
U.S. statutory tax rate	34.00%	34.00%	34.00%	34.00%
State and local taxes	1.32%	4.15%	4.69%	4.39%
Foreign rate differential	(0.15)%	1.35%	0.35%	0.41%
Effect of permanent differences—other	(0.40)%	3.05%	1.09%	3.28%
Effect of permanent differences—goodwill impairment	(16.83)%	0.00%	0.00%	0.00%
Effect of permanent differences—equity compensation	(0.02)%	0.12%	16.73%	(0.42)%
Rate effect as a LLC	(10.23)%	(31.38)%	(39.94)%	(42.45)%
Deferred rate change	(0.11)%	6.42%	0.00%	0.00%
Uncertain tax position	0.01%	0.05%	0.08%	0.71%
Valuation allowance	(1.60)%	0.54%	0.00%	0.00%
Other items	0.01%	(1.33)%	(0.06)%	1.13%

Effective tax rate	6.00%	16.97%	16.94%	1.05%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities for the fiscal years ended June 29, 2012 and July 1, 2011 are summarized as follows:

	Successor
	2012	2011
Current deferred tax assets
Compensation and benefits	$310	$271
Allowance for doubtful accounts	197	339
Other	178	63

Total current deferred tax assets	685	673

Total current deferred tax liabilities	—	(4)

Net current deferred tax assets	$685	$669

Long-term deferred tax assets
Goodwill and other intangibles	$45,403	$39,645
Research and development credit	192	162
Other	764	402
Net operating losses	6,670	4,314
Valuation allowance	(1,543)	(524)

Total long-term deferred tax assets	$51,486	$43,999

Long-term deferred tax liabilities
Goodwill and other intangibles	$(565)	$(1,879)
Property and equipment	(154)	(342)
Other	(2,058)	(1,101)

Total long-term deferred tax liabilities	$(2,777)	$(3,322)

Net long-term deferred tax assets	$48,709	$40,677

Total net deferred tax assets and liabilities	$49,394	$41,346

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company of $49,394 and $41,346 for the years ended June 29, 2012 and July 1, 2011, respectively.

The Company has federal, state, and foreign net operating losses of $15,972, $7,686 and $3,347, respectively, as of June 29, 2012. The federal net operating loss carryforwards expire from 2026-2032, while the state net operating losses expire from 2015-2032. The majority of the foreign net operating loss has an indefinite life, while the remaining foreign net operating loss is immaterial to the financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 29, 2012 for certain foreign subsidiaries and state jurisdictions. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth at these respective subsidiaries.

Based on this evaluation, as of June 29, 2012 and July 1, 2011, a valuation allowance of $1,543 and $524 respectively, has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance balance and current year increase of $1,019 relates primarily to the Company’s United Kingdom deferred tax assets as well as additional net operating loss carryovers in certain state jurisdictions. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections of growth for certain domestic and foreign subsidiaries.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or sale or liquidation of the subsidiary. No federal or state income taxes have been provided on approximately $1,139 of foreign earnings considered to be permanently reinvested in foreign countries. The deferred tax liability associated with the undistributed foreign earnings is $319.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the fiscal years ended June 29, 2012 and July 1, 2011 are as follows:

	Successor
	2012	2011
Beginning of year balance	$70	$67
Increases in prior period tax positions	—	—
Decreases in prior period tax positions	(13)	(9)
Increases in current period tax positions	9	12
Settlements	—	—

End of year balance	$66	$70

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate is approximately $66 and $70 as of June 29, 2012 and July 1, 2011, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the changes in its unrecognized tax benefit reserve to have a material impact on its financial statements. The Company’s income tax provision included $2, $2 and $5 of expense related to interest and penalties for the years ended June 29, 2012, July 1, 2011, and July 2, 2010, respectively.

The Company files income tax returns with federal, state, local and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2009-2011 are currently open for examination. Foreign tax returns associated with fiscal year 2008-2011 also remain open under the statute.

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

The Company’s fair value measurements are subject to the management, direction, and control of the Chief Financial Officer (CFO). The CFO utilizes a number of resources to assist with the determination of fair value measurements including employees of the Company with relevant valuation expertise and external valuation specialists. The CFO reviews fair value measurements on a quarterly basis in connection with the Company’s routine closing process and performance of internal control activities.

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

Acquisition-related contingent considerations: Contingent considerations recorded from the Company’s acquisition of Eye Response Technologies, Inc. in fiscal 2010 include guaranteed minimum royalty and consulting payments due to the previous owner. The amount recorded for the guaranteed minimum royalty payments represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products over a three-year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. Acquisition related contingent consideration also includes a consulting agreement due to the previous owner related to future service during the three year period. The amount recorded represents the fair value of contractual consideration expected to be paid. The Company considers the acquisition related contingencies fair value measurements to be Level 3 inputs within the fair value hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis at June 29, 2012 and July 1, 2011:

	Successor
	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition-related contingent considerations	$—	$—	$1,594	$1,594

Total liabilities	$—	$—	$1,594	$1,594

	Successor
	As of July 1, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$253	$—	$—	$253

Total assets	$253	$—	$—	$253

Liabilities
Acquisition-related contingent considerations	$—	$—	$2,649	$2,649

Total liabilities	$—	$—	$2,649	$2,649

The following table represents the change in the acquisition-related contingent consideration liabilities during the fiscal year ended July 1, 2011 and June 29, 2012:

Balance as of July 2, 2010	$3,911
Gains included in operations(1)	(259)
Settlements	(1,003)

Balance as of July 1, 2011	$2,649
Losses included in operations(1)	32
Settlements	(1,087)

Balance as of June 29, 2012	$1,594

(1)	See Note 3 for location of gains and losses in the consolidated statements of operations.

The carrying amounts reflected in the consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At June 29, 2012 and July 1, 2011, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities. This is considered a level 2 measurement in the fair value hierarchy.

During the fiscal year ended June 29, 2012 the Company recorded an impairment loss of $66,901 relating to impairment of goodwill, definite-lived intangible assets, and indefinite-lived intangible assets (See Note 6). During the fiscal year ended July 1, 2011 the Company recorded an impairment loss of $1,262 relating to definite-lived intangibles, indefinite-lived intangibles, and long-lived assets. These non-financial assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. We consider the fair value of these intangible assets to be level 3 measurements due to the presence of significant inputs that are unobservable and based on management’s estimates. Note 6 contains a discussion of the valuation methodologies used to measure these intangible assets.

The following table presents assets measured at fair value on a nonrecurring basis at June 29, 2012. There were no nonrecurring fair value measurements of liabilities. There were no nonrecurring fair value measurements as of July 1, 2011.

	Successor
	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Acquired software technology	$—	$—	$881	$881
Commercial computer software	$—	$—	$—	$—
Acquired patent technology	$—	$—	$760	$760
Symbols and trade names (indefinite live)	$—	$—	$21,300	$21,300

Total assets	$—	$—	$22,941	$22,941

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company had entered into interest rate swaps that matured at various dates in calendar years 2010 and 2011. The swaps served to convert an original notional amount of $37,500 of variable-rate debt to fixed-rate debt. As of June 29, 2012 and July 1, 2011, the outstanding notional amount was $0.

No amounts were recognized for derivatives in the consolidated statements of operations for the fiscal year ended June 29, 2012. Information related to the amounts recognized for derivatives and their location in the consolidated statements of operations for the fiscal years ended July 1, 2011 and July 2, 2010 are presented below:

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Amount of Loss Reclassified from AOCI to Income(1)		Amount of Loss Recognized in Income		Total Loss Recognized in Income
		Fifty-two weeks ended		Fifty-two weeks ended		Fifty-two weeks ended
		July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Interest rate swaps	Change in fair value and net loss on interest rate swap agreements	$—	$(306)	$(81)	$(440)	$(81)	$(746)

(1)	Represents reclassification from AOCI that results from the hedging instrument’s previous designation as a cash flow hedge.

As of July 2, 2010, the Company had reclassified all amounts recorded in other comprehensive income into other expense.

11. COMMITMENTS AND OTHER CONTINGENCIES

Leases—The Company leases office and operating facilities and machinery and equipment under operating leases that expire over the next five years. Rent expense for operating leases was $1,284, $1,259, $231 and $901, for the fiscal year ended 2012 and the fiscal year ended 2011, the period from April 28, 2010 to July 2, 2010 (Successor) and the period from July 4, 2009 to April 27, 2010 (Predecessor), respectively.

Future minimum lease payments under noncancelable operating leases as of June 29, 2012, are as follows:

Fiscal Year	Amount
2013	$881
2014	77
2015	44
2016	44
2017	44
Beyond fiscal year 2017	126

Total minimum lease payments	$1,216

Product Warranties—The Company accrues for product warranties included with products sold (one year warranty) based upon historical experience and other currently available evidence. The activity related to the product warranty liability for the fiscal year ended 2012 and the fiscal year ended 2011, the period from April 28, 2010 to July 2, 2010 (Successor) and the period from July 4, 2009 to April 27, 2010 (Predecessor), are summarized in the following table:

	Successor			Predecessor
	2012	2011	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
Balance-beginning of period	$145	$173	$259	$202
Provision for warranties issued	390	204	61	71
Liabilities assumed in acquisition	—	—	—	138
Reductions for payments, cost of repairs, and other	(340)	(232)	(147)	(152)

Balance-end of period	$195	$145	$173	$259

Restructuring—In June 2012, the Company entered into a separation agreement with its former Chief Executive Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $1,000 in severance, to be paid over an 18-month period, commencing with a payment of $250 on December 12, 2012 and the remaining $750 payable in equal installments over the period. In addition to the severance payment, the Company will provide continued health benefits for 18 months and all amounts credited to this individual’s account in an executive retirement plan became fully vested. The Company has recorded a total of $1,047 in other liabilities and other long-term liabilities on the Company’s consolidated balance sheet and general and administrative expenses on the Company’s consolidated statement of operations related to this agreement.

Other Matters—From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company has recorded liabilities of $495 and $204 as of June 29, 2012 and July 1, 2011, respectively, for contract disputes and product liability matters.

12. SEGMENT INFORMATION

The Company operates in a single segment to develop and market assistive communication technologies.

The Company’s net sales are comprised of two product lines; speech generating devices and special education software, and are as follows:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Net sales:
Devices	$81,759	$87,401	$21,181	$68,789
Software	15,559	20,702	4,622	19,707

Total net revenue	$97,318	$108,103	$25,803	$88,496

Included in the consolidated financial statements are the following amounts related to geographical location:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Net sales:
United States	$86,083	$96,820	$23,310	$75,336
International	11,235	11,283	2,493	13,160

Total net sales	$97,318	$108,103	$25,803	$88,496

	Fiscal Year Ended
	Successor
	June 29, 2012	July 1, 2011	July 2, 2010
Long-lived assets:
United States	$2,667	$5,190	$6,667
International	223	327	398

Total long-lived assets	$2,890	$5,517	$7,065

During the past three fiscal years, the Company did not have any sales to an individual customer that exceeded 10% of net sales.

13. PROFIT-SHARING/SAVINGS PLAN

The Company has a 401(k) profit-sharing/savings plan covering most U.S. employees (the “associates”). Under the profit-sharing portion of the plan, at its discretion, the Company may contribute to the associates’ accounts a minimum of 4% of their salary for the fiscal year. Upon attainment of certain earning targets as approved by the Board of Directors, up to an additional 2% may be awarded. Under the savings feature of the plan, associates may make contributions to the plan, which are matched by the Company in an amount determined by the Board of Directors. For fiscal years 2012 and 2011 the Company did not approve a contribution for the profit sharing portion of the plan.

Expenses in the Company’s consolidated statements of operations are summarized as follows:

	Successor			Predecessor
	Fiscal Year Ended	Fiscal Year Ended	Period from April 28, 2010 to July 2, 2010	Period from July 4, 2009 to April 27, 2010
	June 29, 2012	July 1, 2011
Profit sharing plan employer contributions	$—	$—	$377	$996
Savings plan associate contributions matched	146	156	8	139

14. RELATED-PARTY TRANSACTIONS

During fiscal years 2012 and 2011, the Company incurred advertising expenses from a member of the Board of Directors’ affiliated business of $1,949 and $551, respectively. The director was not directly affiliated with the aforementioned business during fiscal year 2011. Additionally, a former executive of the Company made a nominal investment in the aforementioned business in 2012. No expenses were incurred during fiscal year 2010. At June 29, 2012 and at July 1, 2011, the Company had a related party payable of $280 and $551, respectively, owed to the aforementioned business.

During the period from July 4, 2009 to April 27, 2010 (Predecessor) the Company incurred management expenses for advisory services from certain investors of $300. In addition, during the period from April 28, 2010 to July 2, 2010 (Successor), the Company incurred $3,100 of advisory services from certain investors related to the IPO that were recorded as a reduction of gross proceeds from the IPO within stockholders’ equity. No such expenses were incurred during fiscal years 2011 and 2012.

As described in Note 16, the Company had provided partial recourse notes to certain non-officer employees of the Company to fund the purchase of Management Units.

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

As of June 29, 2012 and July 1, 2011, respectively, there were 11,056,335 and 9,391,680 shares of the Company’s Class A common stock issued including 79,484 and 16,680 shares of restricted stock granted to certain directors of the Company and 100 shares of Class B common stock issued with 47 shares of the Class B common stock held by Dynavox Holdings and 43 and 53 shares held by the members of Dynavox Holdings as of June 29, 2012 and July 1, 2011, respectively. No preferred stock has been issued.

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

Holding units

Information about the Holdings units for fiscal year 2012 and 2011 is as follows:

Balance—July 2, 2010	20,451,648
Issuances	—
Redemptions, exchanges, forfeitures and cancellations	(35,455)

Balance—July 1, 2011	20,416,193
Issuances	—
Redemptions, exchanges, forfeitures and cancellations	(1,612,361)

Balance—June 29, 2012	18,803,832

16. EQUITY-BASED COMPENSATION

The measurement of the cost of employee or director services received in exchange for an award of equity instruments is based on the grant date fair value of the award and such cost is recognized over the period during which an employee or director is required to provide services in exchange for the award.

The Company recorded stock compensation expense related to stock option awards, restricted stock awards (“RSA”) and management and director unit awards as follows:

	Successor
	Fiscal 2012
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$27	$27	$11	$65
Successor Options	21	183	273	1,397	1,874
Successor RSA’s	—	—	—	198	198

Total	$21	$210	$300	$1,606	$2,137

	Successor
	Fiscal 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$34	$13	$30	$77
Successor Options	17	156	261	1,534	1,968
Successor RSA’s	—	—	—	79	79

Total	$17	$190	$274	$1,643	$2,124

	Fiscal 2010
	Successor					Predecessor
	Period from April 28, 2010 to July 2, 2010					Period from July 4, 2009 to April 27, 2010
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Predecessor Units	$—	$566	$198	$955	$1,719	$—	$262	$66	$306	$634
Successor Options	4	40	57	307	408					—
Successor RSA’s	—	—	—	6	6	—	—	—	—	—

Total	$4	$606	$255	$1,268	$2,133	$—	$262	$66	$306	$634

As a result of the Recapitalization and IPO transactions (Note 1), certain management and director equity units were subject to accelerated vesting resulting in expense recognition of approximately $1,675 during the period from April 28, 2010 to July 2, 2010 (Successor), noted above.

The 2010 Long-Term Incentive Plan (the “2010 Plan”) was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. Stock options and restricted stock awards are approved by the Compensation Committee of the board of directors and granted to employees and certain directors of the Corporation. Stock options primarily vest over four to five years and restricted stock vests over one to two years. Stock options expire 10 years from the date of grant.

A summary of the Company’s stock option activity under the 2010 Plan for fiscal years ended 2012, 2011 and 2010 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding—July 3, 2009	—	$—	$—	—	$—
Granted	1,370,500	15.00	15.00
Exercised	—	—
Forfeited	—	—

Outstanding—April 27, 2010	1,370,500	$15.00	$15.00	10.0	$—

Granted	—	—	—
Exercised	—	—
Forfeited	—	—

Outstanding—July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365

Granted	42,500	4.10-9.45	6.50
Exercised	—	—
Forfeited	(29,000)	9.45-15.00

Outstanding—July 1, 2011	1,384,000	$4.10-15.00	$14.75	8.8	$75

Exercisable—July 1, 2011	279,075	$15.00	$15.00	8.8	$—

Granted	405,500	1.21-5.47	3.37
Exercised	—	—
Forfeited	(430,950)	4.10-15.00

Outstanding—June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.32	$—

Exercisable—June 29, 2012	542,025	$4.10-15.00	$14.92	7.81	$—

The weighted-average grant date fair value of the stock options granted during fiscal years 2012, 2011, and 2010 under the 2010 Plan was $2.21, $3.84, and $6.99 per share, respectively.

The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
Black-Scholes Option Valuation Assumptions:	June 29, 2012	July 1, 2011	July 2, 2010

Dividend yield(1)	0%	0%	0%
Expected volatility(2)	74.1-75.4%	47.4-84.0%	41.8%
Risk-free interest rates(3)	0.7-1.5%	2.0-3.0%	3.2%
Expected term of options(4)	4.8-6.3	6.4	6.5

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was based on the historical volatility of the Company’s Class A common stock.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of June 29, 2012, there was $3,456 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average period of 3.0 years.

A summary of the Company’s restricted share activity under the 2010 Plan for fiscal years 2012, 2011, and 2010 are as follows:

	Restricted Shares	Weighted Average Fair Value		Weighted-Average Remaining Contractual Life	Aggregate Fair Value
					(in thousands)
Nonvested outstanding—July 3, 2009	—		$—		$—
Granted	8,335		$15.00		$125
Vested	—		$—
Forfeited	—		—

Nonvested outstanding—April 27, 2010	8,335		$15.00	2.0	$119
Granted		$
Vested	—		$—
Forfeited	—		—

Nonvested outstanding—July 2, 2010	8,335		$15.00	1.8	$127
Granted	8,345		$8.99		$75
Vested	(4,168)		$15.00		$22
Forfeited	—		—

Nonvested Outstanding—July 1, 2011	12,512		$10.99	0.8	$95
Granted	62,804		1.46		92
Vested	(72,512)		2.96		101
Forfeited	—		—

Nonvested Outstanding—June 29, 2012	2,804		$5.35	1.2	$3

The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

As of June 29, 2012, there was $9 of unrecognized compensation expense related to nonvested restricted share awards that is expected to be recognized over a weighted average period of 1.2 years.

Prior to the adoption and subsequent issuance under the 2010 Plan, the Company provided management with the opportunity to purchase units, which consisted of Class A, Class B, Class C, Class D, Class W, Class X, Class Y, and Class Z units (“Management Units”). In addition, the Company also provided the board of directors with the opportunity to purchase units which consisted of Class A and Class E units. All units issued to personnel as long-term incentive compensation were not options, but were fully participating units in the Company.

The Class B units vested ratably over six years. Class E and Class W units vested ratably over five years. At the time of sale of the Company, all unvested Class B, E, and W units automatically vested. Through June 29, 2007, the Class C and Class D units vested ratably upon achievement of certain annual operating targets. The Class X, Y, and Z and any unvested Class C and Class D units vested at the time of a sale of the Company if various levels of returns were achieved for Class A unit holders. For Class C, D, X, Y, and Z units, there was no maximum contractual life. Upon employment termination, further vesting of unvested units ceased and the Company had the option to repurchase the units at the original cost or the fair market value depending on the circumstances surrounding the termination.

The purchase of Management Units was financed, in part, through the issuance of partial recourse notes receivable to the Company, which is reflected as a reduction of members’ equity. The notes bear interest at rates of 1.65% to 4.38%, as determined under Section 1274(d) of the Internal Revenue Code. Certain notes have repayment terms and certain of the notes have no stated maturity. The notes are permitted to be prepaid at any time.

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

A summary of the changes in non-vested units outstanding during fiscal year 2012, 2011, and 2010 is detailed in the following tables below:

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Holdings Units:
Nonvested units as of July 3, 2009	—	$—	—
Granted(1)	183,043	2.98
Vested	(17,470)	1.34
Forfeited	—	—
Redeemed	—	—

Nonvested units as of July 2, 2010	165,573	$2.97	$1,049

Granted	—
Vested	(42,079)	3.44
Forfeited	(35,455)	2.25
Redeemed	—	—

Nonvested units as of July 1, 2011	88,039	$3.02	$15

Granted	—
Vested	(30,712)	3.15
Forfeited	(10,510)	3.04
Redeemed	—	—

Nonvested units as of June 29, 2012	46,817	$3.36	$—

Class B Units:
Nonvested units as of July 3, 2009	16,211	$11.40
Granted	4,294	41.94
Vested	(6,992)	11.32
Forfeited	(2,822)	11.44
Redeemed(1)	(10,691)	23.71

Nonvested units as of July 2, 2010	—	$—	$—

Class C Units:
Nonvested units as of July 3, 2009	62,597	$4.96
Granted	4,874	36.70
Vested	(66,238)	7.11
Forfeited	(1,233)	14.71
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class D Units:
Nonvested units as of July 3, 2009	110,214	$4.86
Granted	7,810	36.37
Vested	(115,716)	6.80
Forfeited	(2,308)	14.01
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

	Number of Awards	Weighted-Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
Class E Units:
Nonvested units as of July 3, 2009	2,650	$14.72
Granted	—	—
Vested	(721)	14.39
Forfeited	—	—
Redeemed(1)	(1,929)	14.84

Nonvested units as of July 2, 2010	—	$—	$—

Class W Units:
Nonvested units as of July 3, 2009	84,148	$8.74
Granted	5,377	33.52
Vested	(74,668)	8.50
Forfeited	(1,100)	16.33
Redeemed(1)	(13,757)	19.14

Nonvested units as of July 2, 2010	—	$—	$—

Class X Units:
Nonvested units as of July 3, 2009	104,623	$5.28
Granted	5,377	32.32
Vested	(109,250)	6.56
Forfeited	(750)	12.66
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Y Units:
Nonvested units as of July 3, 2009	125,550	$2.93
Granted	6,450	31.32
Vested	(131,100)	4.26
Forfeited	(900)	11.73
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

Class Z Units:
Nonvested units as of July 3, 2009	125,550	$1.63
Granted	6,450	30.55
Vested	(131,100)	2.99
Forfeited	(900)	10.55
Redeemed	—	—

Nonvested units as of July 2, 2010	—	$—	$—

(1)	Represents unvested units converted to New Class A units as part of Recapitalization Transaction (Note 1).

Total compensation cost related to nonvested awards not yet recognized is $53 and will be recognized over a weighted-average vesting period of 1.9 years. The remaining service-based units will retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

During fiscal year 2010, the Company received $200 from employees related to unit purchases.

Information pertaining to the fair values of units granted and vested is set forth in the following table for the periods ended June 29, 2012 and July 1, 2011:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted-average per unit grant date fair value	$—	$—	$34.36
Total fair value of units vested during the period	$97	$145	$3,674

The fair value of each restricted unit was estimated on the date of grant and amortized over the service period. The fair value of each restricted unit was determined using the Black-Scholes option-valuation model with the following weighted-average assumptions for the fiscal periods ended:

Predecessor Units
2010
Assumptions:
Dividend yield(1)	— %
Expected volatility(2)	39.5
Risk-free interest rates(3)	2.22% to 2.24%
Expected term of units(4)	4 or 5 years

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was determined using a peer group of public companies within the educational services industry as it was not practicable for the Company to estimate its own volatility due to the lack of a liquid market and historical prices.
(3)	The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the options.
(4)	The expected term of the units was determined in accordance with the existing equity agreements as the underlying units were assumed to be exercised upon the passage of time and the attainment of certain operating targets.

17. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Fiscal 2012	Fiscal 2011	Period from April 28, 2010 to July 2, 2010
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income attributable to DynaVox Inc.	$(18,450)	$1,229	$505

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,494,500	9,375,824	9,375,000
Effect of dilutive securities:
Options and restricted stock	—	74	312,366

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	10,494,500	9,375,898	9,687,366

Basic net income (loss) attributable to DynaVox Inc. per common share	$(1.76)	$0.13	$0.05

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(1.76)	$0.13	$0.05

Equity awards to purchase approximately 1,510,176, 1,369,071, and 1,370,500 weighted average shares of common stock during fiscal 2012, fiscal 2011, and the period from April 28, 2010 to July 2, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for fiscal 2012, fiscal 2011, and the period from April 28, 2010 to July 2, 2010, approximately 2,240, 1,066, and 8,335 weighted average shares, respectively, of service-based restricted stock awards were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

18. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Year Ended June 29, 2012
	Quarter Ended
	September 30, 2011	December 30, 2011	March 30, 2012	June 29, 2012(1)	Total
Net sales	$26,182	$23,225	$24,027	$23,884	$97,318
Gross profit	$18,996	$16,645	$17,378	$16,736	$69,755
Income (loss) from operations	$2,756	$2,516	$(58,635)	$(4,178)	$(57,541)
Net income (loss) attributable to controlling and non-controlling interests	$1,825	$1,646	$(51,941)	$(7,860)	$(56,330)
Net income (loss) attributable to DynaVox Inc.	$440	$339	$(14,120)	$(5,109)	$(18,450)
Basic earnings (loss) per common stock.	$0.04	$0.03	$(1.33)	$(0.47)	$(1.76)
Diluted earnings (loss) per common stock.	$0.04	$0.03	$(1.33)	$(0.47)	$(1.76)

	Year Ended July 1, 2011
	Quarter Ended
	October 1, 2010	December 31, 2010	April 1, 2011	July 1, 2011	Total
Net sales	$21,569	$25,526	$28,668	$32,340	$108,103
Gross profit	$15,335	$17,939	$19,942	$22,636	$75,852
Income (loss) from operations	$(831)	$1,743	$3,822	$5,476	$10,210
Net income (loss) attributable to controlling and non-controlling interests	$(1,719)	$994	$2,791	$4,601	$6,667
Net income (loss) attributable to DynaVox Inc.	$(504)	$152	$651	$930	$1,229
Basic earnings (loss) per common stock.	$(0.05)	$0.02	$0.07	$0.10	$0.13
Diluted earnings (loss) per common stock.	$(0.05)	$0.02	$0.07	$0.10	$0.13

(1)	The fourth quarter of fiscal year 2012 included: (i) an impairment loss of $4,794, of which $3,300 related to indefinite-lived intangible assets and $1,494 of definite-lived intangible assets; and (ii) $1,047 of general and administrative expense related to severance for the Company’s former Chief Executive Officer.

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

10.1	Third Amended and Restated Limited Liability Company Agreement of DynaVox Systems Holdings LLC, dated as of April 21, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2	Exchange Agreement, dated as of April 21, 2010, among DynaVox Inc. and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2.1	Amendment No.1 to Exchange Agreement, dated as of April 26, 2011, among DynaVox Inc. and the Holdings Unitholders party thereto (incorporated by reference to Exhibit 10.2.1 to the Registration Statement on Form S-3 filed by DynaVox Inc. on May 2, 2011 (File No. 333-173823)).

10.3	Tax Receivable Agreement, dated as of April 21, 2010, by and among DynaVox Inc., DynaVox Systems Holdings LLC and the Members from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.4	Registration Rights Agreement, dated as of April 21, 2010, by and among DynaVox Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.5	Amended and Restated Securityholders Agreement, dated as of April 21, 2010, among DynaVox Inc., DynaVox Systems Holdings LLC and the Securityholders from time to time party thereto (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.6 ***	DynaVox Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.7 ***	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.8 ***	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

E-1

Exhibit Number	Description of Exhibit

10.9 ***	DynaVox Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.10 ***	Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.11 ***	Amended and Restated Employment Agreement between Edward L. Donnelly and DynaVox Systems LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.12 ***	Second Amended and Restated Employment Agreement between Michelle L. Heying and DynaVox Systems LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

10.13 ***	Amended and Restated Employment Agreement between Kenneth D. Misch and DynaVox Systems LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))

10.14 ***	Employment Agreement between Robert E. Cunningham and DynaVox Systems LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.15 ***	Separation Agreement between Edward L. Donnelly, Jr. and DynaVox Systems LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by DynaVox Inc. on July 6, 2012 (File No. 001-34716))

10.16	Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.1	First Amendment, dated February 5, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.2	Second Amendment, dated March 4, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.3	Third Amendment, dated December 21, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by DynaVox Inc. on February 9, 2011 (File No. 001-34716)).

10.16.4	Fourth Amendment, dated December 14, 2011, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by DynaVox Inc. on February 8, 2012 (File No. 001-34716)).

E-2

Exhibit Number	Description of Exhibit

10.18	Letter Agreement, dated March 15, 2010, among DynaVox Systems Holdings LLC, Vestar Capital Partners IV, L.P. and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.19 ***	DynaVox Systems LLC Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.20***	Non-Qualified Stock Option Agreement between DynaVox Inc. and Michelle L. Heying, dated June 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

10.21***	Non-Qualified Stock Option Agreement between DynaVox Inc. and Kenneth D. Misch, dated June 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

21.1 *	List of subsidiaries.

23.1 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification required by Rule 13a-14(a).

31.2 *	Certification required by Rule 13a-14(a).

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or compensatory plan or arrangement.

E-3