Form 10-Q
period 2012-09-28
DynaVox Inc.
filed 2012-11-13
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of October 23, 2012 was 11,132,035. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of October 23, 2012 was 43 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 28, 2012

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

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 28, 2012	June 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,868	$17,944
Trade receivables - net of allowance for doubtful accounts of $1,472 and $1,510 as of September 28, 2012 and June 29, 2012, respectively	12,943	14,864
Other receivables	236	253
Inventories	4,842	5,401
Prepaid expenses and other current assets	1,296	1,055
Deferred taxes	689	685

Total current assets	32,874	40,202

PROPERTY AND EQUIPMENT - Net	2,328	2,890
INTANGIBLES - Net	22,642	22,941
DEFERRED TAXES	47,849	48,709
OTHER ASSETS	1,330	1,499

TOTAL ASSETS	$107,023	$116,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,620	$4,900
Deferred revenue	1,387	1,693
Payable to related parties pursuant to tax receivable agreement	492	492
Other liabilities	7,439	7,503

Total current liabilities	12,938	14,588

LONG-TERM DEBT	25,200	31,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	43,706	44,432
OTHER LONG-TERM LIABILITIES	1,925	1,956

Total liabilities	83,769	92,176

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 11,132,035 shares issued and 11,130,633 outstanding at September 28, 2012; 11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012	112	111

Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at September 28, 2012 and June 29, 2012	—	—

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at September 28, 2012 and June 29, 2012	—	—

Additional paid-in capital	24,012	24,304
Accumulated deficit	(15,185)	(14,915)
Accumulated other comprehensive loss	(49)	(60)

Total stockholders’ equity attributable to DynaVox Inc.	8,890	9,440
Non-controlling interest	14,441	14,712
Non-controlling interest shareholder notes	(77)	(87)

Total equity	23,254	24,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,023	$116,241

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	September 28, 2012	September 30, 2011
NET SALES	$18,632	$26,182
COST OF SALES	5,188	7,186

GROSS PROFIT	13,444	18,996

OPERATING EXPENSES:
Selling and marketing	7,122	9,563
Research and development	1,734	2,191
General and administrative	4,135	4,376
Amortization of certain intangibles	192	110

Total operating expenses	13,183	16,240

INCOME FROM OPERATIONS	261	2,756

OTHER INCOME (EXPENSE):
Interest income	7	6
Interest expense	(517)	(569)
Other income (expense) — net	767	(9)

Total other income (expense) — net	257	(572)

INCOME BEFORE INCOME TAXES	518	2,184
INCOME TAX EXPENSE	1,027	359

NET INCOME (LOSS) ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(509)	$1,825
Less: net (income) loss attributable to the non-controlling interests	239	(1,385)

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$(270)	$440

Weighted-average shares of Class A common stock outstanding:
Basic	11,080,884	10,069,306

Diluted	11,080,884	10,069,306

Net income (loss) available to Class A common stock per share:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	DynaVox Inc.		Non-controlling Interests		Total
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

NET INCOME (LOSS)	$(270)	$440	$(239)	$1,385	$(509)	$1,825
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	11	(33)	27	(58)	38	(91)

COMPREHENSIVE INCOME (LOSS)	$(259)	$407	$(212)	$1,327	$(471)	$1,734

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common A shares		Common B shares		Additional	Retained Earnings	Accumulated Other	Non-	Non- Controlling Interest	Total
	Number of Units	Amount	Number of Units	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Controlling Interest	Shareholder Notes	Stockholders’ Equity

BALANCE - July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	542	—	—	—	—	542
Equity distributions	—	—	—	—	(545)	—	—	—	—	(545)
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(696)	—	—	—	—	(696)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	914,004	9	—	—	2,530	—	—	(2,539)	—	—
Net income	—	—	—	—	—	440	—	1,385	—	1,825
Foreign currency translation adjustments	—	—		—	—	—	(33)	(58)	—	(91)

BALANCE - September 30, 2011	10,297,339	$103	100	$—	$24,070	$3,975	$(51)	$55,567	$(87)	$83,577

BALANCE - June 29, 2012	11,053,531	$111	90	$—	$24,304	$(14,915)	$(60)	$14,712	$(87)	$24,065
Equity-based compensation expense	—	—	—	—	310	—	—	—	—	310
Equity distributions	—	—	—	—	(602)	—	—	—	—	(602)
Reduction of non-controlling interest shareholder notes	—	—	—	—	(10)	—	—	—	10	—
Allocation of deferred tax assets and liabilities	—	—	—	—	41	—	—	—	—	41
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(89)	—	—	—	—	(89)
Issuance of restricted Common A shares	1,402	—	—	—	—	—	—	—	—	—
Exchange of subsidiary shares from non-controlling interest	75,700	1	—	—	58			(59)		—
Net loss	—	—	—	—	—	(270)	—	(239)	—	(509)
Foreign currency translation adjustments	—	—	—	—	—	—	11	27	—	38

BALANCE - September 28, 2012	11,130,633	$112	90	$—	$24,012	$(15,185)	$(49)	$14,441	$(77)	$23,254

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	September 28, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$(509)	$1,825
Depreciation	594	814
Amortization of certain intangibles	299	227
Amortization of deferred financing costs	170	170
Equity-based compensation expense	310	542
Bad debt expense	313	548
Change in fair value of acquisition contingencies	(1)	6
Deferred taxes	82	243
Changes in operating assets and liabilities:
Trade receivables	1,625	769
Inventories	559	363
Other assets	(244)	(2)
Deferred revenue	(221)	(138)
Trade accounts payable	(1,288)	(1,751)
Accrued compensation	(782)	(354)
Accrued interest	(12)	(4)
Other-net	716	229

Net cash provided by operating activities	1,611	3,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19)	(182)

Cash used in investing activities	(19)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on acquisition contingencies	(104)	(383)
Equity distributions	(602)	(545)
Repayments of debt agreements	(6,000)	—
Redemption of management and common units	—	(7)

Cash used in financing activities	(6,706)	(935)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	38	(91)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,076)	2,279
CASH AND CASH EQUIVALENTS:
Beginning of period	17,944	12,171

End of period	$12,868	$14,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$353	$395

Net income taxes paid	$61	$70

The Company had non-cash investing activities of $11 and $10 for accrued capital costs during the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively.

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

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of June 29, 2012 and September 28, 2012 and reflects the exchange of 75,700 vested Holdings Units for Class A common stock during the thirteen weeks ended September 28, 2012.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common Shares	Total*
June 29, 2012	18,803,832	11,056,335	29,860,167
September 28, 2012	18,728,132	11,132,035	29,860,167

Ownership percentage:
June 29, 2012	63.0%	37.0%	100.0%
September 28, 2012	62.7%	37.3%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

As of September 28, 2012 and June 29, 2012, the liability representing the expected payments due relating to exchanges by DynaVox Holdings owners under the TRA was $44,198 and $44,924, respectively. During the fiscal year ending June 28, 2013, the Company expects to pay $492 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

The Company accounts for the income tax effects and corresponding TRA effects as a result of the initial purchase and sale of the units of DynaVox Holdings in connection with the IPO and subsequent exchanges of Holdings Units for the Company’s Class A common shares by recognizing a deferred tax asset for the estimated income tax effects of the increase in the tax basis of the assets owned by DynaVox Holdings, based upon enacted tax rates at the date of the transaction, less any tax valuation allowance the Company believes is required. The tax effects of transactions with stockholders that result in a change in the tax basis of the Company’s assets and liabilities will be recognized in equity.

During the thirteen week period ended September 28, 2012, the Company recorded a net decrease of $726 to the TRA liability resulting from an increase of $82 related to the exchange of 75,700 units of DynaVox Holdings for Class A Common Stock and a decrease of $808 due to the effect of a state deferred tax rate change. The increase of $82 represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $7 decrease to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity. The $808 related to the state deferred tax rate change has been recorded in other income as a relief from an obligation.

During the thirteen week period ended September 30, 2011, the Company recorded an increase to the TRA liability of $3,765 related to the exchange of 914,004 units of DynaVox Holdings for Class A common stock. This increase represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $3,069 increase to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity.

2. ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full fiscal year or for any future period. The June 29, 2012 financial information has been derived from the Company’s audited financial statements.

There have been no significant changes in our significant accounting policies and estimates that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012.

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

Recently Adopted Accounting Standards – On June 30, 2012 the Company adopted changes that were issued by the FASB on the presentation of comprehensive income. These changes eliminate the current option to report comprehensive income and its components in the statement of equity, and allow two options for presenting the components of net income and comprehensive income: 1) in a single continuous financial statement: a statements of operations and comprehensive income or 2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. The items that must be reported in comprehensive income or when an item of comprehensive income must be reclassified to net income were not changed. Management elected to present the two-statement option. Other than changes in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

3. BALANCE SHEET ITEMS

Inventories as of September 28, 2012 and June 29, 2012 consist of the following:

	September 28, 2012	June 29, 2012

Raw Materials	$2,484	$3,073
Work in progress	13	16
Finished Goods	2,345	2,312

Inventories	$4,842	$5,401

The components of property and equipment as of September 28, 2012 and June 29, 2012 are as follows:

	September 28, 2012	June 29, 2012

Molds, machinery and equipment	$8,698	$8,690
Computer equipment and purchased software	5,050	5,037
Furniture, fixtures and office equipment	1,336	1,326
Leasehold improvements	658	652

Total property and equipment — gross	15,742	15,705
Less accumulated depreciation	(13,467)	(12,866)
Construction in process	53	51

Property and equipment — net	$2,328	$2,890

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	September 28, 2012				June 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount

Acquired software technology	$3,253	$127	$2,354	$772	$3,253	$127	$2,245	$881
Commercial computer software	311	175	136	—	311	175	136	—
Acquired patent technology	4,330	2,523	1,237	570	4,330	2,523	1,047	760
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trade names (indefinite live)	25,300	4,000	—	21,300	25,300	4,000	—	21,300

	$33,538	$7,111	$3,785	$22,642	$33,538	$7,111	$3,486	$22,941

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

The Company uses the end of its fiscal year for the annual test. In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators relating to intangibles with indefinite lives and finite-lives, the Company performed the test for recoverability of the indefinite-lived and finite-lived asset group to be held, and used, as of June 29, 2012 and March 30, 2012. As a result, the Company performed a test for each asset grouping and determined that an impairment had occurred and an asset impairment loss of $66,901 was recorded for the fiscal year ended June 29, 2012, of which $60,846 related to goodwill, $3,300 related to indefinite-lived intangible assets, and $2,755 was related to finite-lived intangible assets. During the first quarter of fiscal 2013, no impairment indicators were identified for intangibles with indefinite lives and finite lives; therefore, no interim impairment testing was performed for the Company’s remaining indefinite and finite lived intangibles.

Amortization expense related to intangibles for the thirteen week periods ended September 28, 2012 and September 30, 2011 was $299 and $227, respectively. Estimated amortization expense for the remainder of fiscal year 2013 and each subsequent two fiscal years is as follows: 2013—$894; 2014—$281; and 2015—$167. All intangibles with finite lives will be fully amortized in the fiscal year 2015.

5. LONG-TERM DEBT

Long-term debt as of September 28, 2012 and June 29, 2012 consists of the following:

	September 28, 2012	June 29, 2012
2008 Credit Facility	25,200	31,200

Total debt	25,200	31,200
Less current installments	—	—

Long-term debt - less current installments	$25,200	$31,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA), as amended. As of September 28, 2012 and June 29, 2012, the 2008 Credit Facility provides $52,000 of term loans, up to $12,925 of revolving loans and letters of credit and up to $12,000 available for restricted distributions provided the Company is in compliance with certain financial and non-financial covenants. Principal amortization began September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013. As a result of voluntary prepayments of $5,000 in the fourth quarter of fiscal 2012 and $6,000 in the first quarter of fiscal 2013, which were applied in the direct order of maturity, the Company has no current obligations due under the term loan.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of both September 28, 2012 and June 29, 2012) or the Prime rate, plus a credit spread (6.3% as of both September 28, 2012 and June 29, 2012) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of September 28, 2012 and June 29, 2012, the Company’s credit spreads were as follows:

	September 28, 2012		June 29, 2012
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At September 28, 2012 and June 29, 2012, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Revolver Draw Under 2008 Credit Facility

At September 28, 2012 and June 29, 2012, the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at September 28, 2012 and June 29, 2012.

The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. As a result of a $5 voluntary prepayment in fiscal 2012 no excess cash flow payment is required for fiscal 2013.

6. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
Income tax expense	$1,027	$359
Effective income tax rate	198.26%	16.39%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the thirteen weeks ended September 28, 2012, the Company recorded discrete items that resulted in income tax expense which related to interest associated with the reserve for uncertainties in income tax positions and the effect of changes to the state deferred tax rate. The effect of changes to the deferred tax rate resulted in $840 of discrete additional tax expense, which represents 162% of the year to date effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of June 29, 2012	$66
Increases in prior period tax positions	2

Balance as of September 28, 2012	$68

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2009 — 2011 are currently open for examination. Foreign tax returns associated with fiscal years 2008 — 2011 also remain open under the statute.

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

Acquisition-related contingent consideration: Contingent consideration recorded from the Company’s acquisition of Eye Response Technologies, Inc. in fiscal 2010 includes guaranteed minimum royalty and consulting payments due to the previous owner. The amount recorded for the guaranteed minimum royalty payments represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products over a three-year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. Acquisition related contingent consideration also includes a consulting agreement due to the previous owner related to future service during the three year period. The amount recorded represents the fair value of contractual consideration expected to be paid. The Company considers the acquisition related contingencies fair value measurements to be Level 3 inputs within the fair value hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis at September 28, 2012 and June 29, 2012:

	As of September 28, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,491	$1,491

Total liabilities	$—	$—	$1,491	$1,491

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,594	$1,594

Total liabilities	$—	$—	$1,594	$1,594

The following table represents the change in the acquisition-related contingent consideration liabilities during the thirteen weeks ended September 28, 2012:

Balance as of June 29, 2012	$1,594
Losses included in earnings (1)	1
Settlements	(104)

Balance as of September 28, 2012	$1,491

(1)	Amounts were recorded to interest expense and other income-net on the condensed consolidated statement of operations.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At September 28, 2012 and June 29, 2012, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities. This is considered a level 2 measurement in the fair value hierarchy.

8. EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012.

The Company recorded stock compensation expense related to stock option awards, restricted stock awards and management and director unit awards as follows:

	Thirteen Weeks Ended
	September 28, 2012					September 30, 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total

Holdings Units	$—	$2	$1	$7	$10	$—	$7	$3	$7	$17
Options	4	36	61	197	298	4	40	63	384	491
RSA’s	—	—	—	2	2	—	—	—	34	34

Total	$4	$38	$62	$206	$310	$4	$47	$66	$425	$542

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirteen weeks ended September 28, 2012 is as follows:

	Options	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding - June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.3	$—
Granted	—			—	—
Exercised	—	—
Forfeited	(231,150)	4.10-15.00	—	—	—

Outstanding - September 28, 2012	1,127,400	1.21-15.00	$10.94	8.2	$—

Exercisable - September 28, 2012	361,175	$5.47-15.00	$13.70	7.7	$—

As of September 28, 2012, there was $3,130 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the Company’s restricted stock award activity under the 2010 Plan for the thirteen weeks ended September 28, 2012 is as follows:

	Restricted Shares of Class A Common Stock	Weighted- Average Grant Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value

Non-vested Outstanding - June 29, 2012	2,804	$5.35	1.2	$3
Granted	—	—	—	—
Vested	(1,402)	5.35		1
Forfeited	—	—	—	—

Non-vested Outstanding - September 28, 2012	1,402	$5.35	1.0	$1

As of September 28, 2012, there was $7 of unrecognized compensation expense related to non-vested restricted share awards that is expected to be recognized over a weighted-average period of one year.

A summary of the changes in non-vested Holdings Units outstanding during the thirteen weeks ended September 28, 2012 is detailed in the following table below:

	Number of Awards	Weighted- Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holding Units:
Non-vested Outstanding - June 29, 2012	46,817	$3.36	$—
Granted	—	—	—
Vested	(6,847)	3.21	—
Forfeited	—	—	—
Redeemed	—	—	—

Non-vested Outstanding - September 28, 2012	39,970	$3.38	$—

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of September 28, 2012, there was $43 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 1.7 years.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$(270)	$440

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	11,080,884	10,069,306
Effect of dilutive securities:
Options and restricted stock	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	11,080,884	10,069,306

Basic net income (loss) attributable to DynaVox Inc. per common share	$(0.02)	$0.04

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(0.02)	$0.04

Weighted-average shares of stock options and restricted stock, which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts, were 1,355,785 and 2,619, respectively, for the thirteen week period ended September 28, 2012 and 1,416,078 and 13,043, respectively, for the thirteen week period ended September 30, 2011. The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

10. COMMITMENTS AND CONTINGENCIES

Restructuring – In June 2012, the Company entered into a separation agreement with its former Chief Executive Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $1,000 in severance, to be paid over an 18-month period, commencing with a payment of $250 on December 12, 2012, and the remaining $750 payable in equal installments over the period. In addition to the severance payment, the Company will provide continued health benefits for 18 months and all amounts credited to this individual’s account in an executive retirement plan became fully vested. The Company has recorded a total of $1,051 and $1,075 in other liabilities and other long-term liabilities on the Company’s consolidated balance sheet at September 28, 2012 and June 29, 2012, respectively.

Other Matters - From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company has recorded liabilities of $391 as of September 28, 2012 and $495 as of June 29, 2012 for contract disputes and product liability matters.

11. SUBSEQUENT EVENTS

On October 4, 2012, the Company granted 1,090,000 restricted stock units to certain executives and employees under the 2010 Plan. The grant date fair value of these restricted stock units was $523. The restricted stock units vest 25% on the date of the grant and 25% on each of the first three anniversary dates of the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, and could cause our actual results to differ materially from any future performance suggested below.

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2013” refer to the 52-week period ending on June 28, 2013. Fiscal year 2013, fiscal year 2012 and fiscal year 2011 each consists of 52-week periods.

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

As previously disclosed, we believe that reduced year-over-year domestic government funding for the past two years, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period.

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the first quarter of fiscal year 2013, we recorded $2.4 million less in net device sales as a result of the funding shift as compared to the first quarter of fiscal year 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

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

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Net Sales
Speech generating devices	$15,278	$20,066
Special education software	3,354	6,116

	$18,632	$26,182

Percentage of net sales
Speech generating devices	82.0%	76.6%
Special education software	18.0%	23.4%

	100.0%	100.0%

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

Cost of Sales

Cost of sales includes the direct labor and indirect costs of the final assembly operations performed at our facility in Pittsburgh, the cost of the component materials used in the final assembly, quality control testing, certain royalties, the distribution costs of our special education software center and other third-party costs. Our cost of sales is substantially higher in higher volume quarters, generally increasing as net sales increase. Changes in the mix of our products, or the mix between devices and software, may also impact our overall cost of sales. We review our inventory levels on an ongoing basis in order to identify potentially obsolete products and record any adjustments to our reserve as a component of cost of sales.

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

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of acquired software technology, acquired patents, internally developed patents, and trade names which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over three to 10 years, acquired patents are amortized over the life of the patent, internally developed patents are amortized over their useful life, and trade names are amortized over three years. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of patents is included in operating expenses. In connection with the impairment charges taken in the fourth quarter of fiscal year 2012, we reduced the useful lives of certain acquired software technology and acquired patents to one year.

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

Income Taxes

We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. In addition, DynaVox Inc. is subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC (“DynaVox Holdings”) and is taxed at the prevailing corporate tax rates.

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

Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We also believe Adjusted EBITDA is useful to our management and investors as a measure of comparative operating performance from period to period. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. Adjusted EBITDA, however, does not represent and should not be considered as an alternative to net income (loss) or cash flow from operating activities, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Although we use Adjusted EBITDA as a measure to assess the operating performance of our business, Adjusted EBITDA has significant limitations as an analytical tool because it excludes certain material costs. For example, it does not include interest expense, which has been a necessary element of our costs. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets or any impairment loss further limits the usefulness of this measure. Adjusted EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Adjusted EBITDA also does not include expenses incurred in connection with equity-based compensation to our employees, certain costs relating to restructuring and acquisitions and debt refinancing fees. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view Adjusted EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income (loss), net sales, gross profit and income from operations, to measure operating performance.

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. After the effective date of the registration statement for our IPO, but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units (the “Holdings Units.)” In addition, each holder of Holdings Units received one share of the Company’s Class B common stock. DynaVox Inc. and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to certain of its terms) the holders of Holdings Units have the right to exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications.

As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of September 28, 2012 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
September 28, 2012	18,728,132	11,132,035	29,860,167
	62.7%	37.3%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present statement of operation line items down to income before income taxes, as well as Adjusted EBITDA.

	Thirteen Weeks Ended
	September 28, 2012	% of Net Sales	September 30, 2011	% of Net Sales
	(unaudited)
	(Dollars in thousands)
Net Sales	$18,632	100.0%	$26,182	100.0%
Costs of goods sold	5,188	27.8%	7,186	27.4%

Gross profit	13,444	72.2%	18,996	72.6%

Operating Expenses:
Selling and marketing	7,122	38.2%	9,563	36.5%
Research and development	1,734	9.3%	2,191	8.4%
General and administrative	4,135	22.2%	4,376	16.7%
Amortization of certain intangibles	192	1.0%	110	0.4%

Total operating expenses	13,183	70.8%	16,240	62.0%

Income from operations	261	1.4%	2,756	10.5%

Other Income (Expense):
Interest income	7	0.0%	6	0.0%
Interest expense	(517)	-2.8%	(569)	-2.2%
Other income (expense) — net	767	4.1%	(9)	0.0%

Total other income (expense) — net	257	1.4%	(572)	-2.2%

Income before income taxes	$518	2.8%	$2,184	8.3%

	Thirteen weeks ended
	September 28, 2012 (Unaudited)	September 30, 2011 (Unaudited)
	(Dollars in thousands)
Adjusted EBITDA (1)	$1,669	$4,497

(1)	Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen weeks ended
	September 28, 2012 (Unaudited)	September 30, 2011 (Unaudited)
	(Dollars in thousands)
Income before income taxes	$518	$2,184
Depreciation	594	814
Amortization of certain intangibles	299	227
Interest income	(7)	(6)
Interest expense	517	569
Other expense (income), net (1)	(805)	2
Equity-based compensation	310	542
Employee severance and other costs	171	88
Other adjustments (2)	72	77

Adjusted EBITDA	$1,669	$4,497

(1)	Includes other income recognized as a result of a decrease in an obligation related to a state tax rate (see Note 6). Excludes realized foreign currency gains and losses.
(2)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended September 28, 2012 Compared to the Thirteen Week Period Ended September 30, 2011

Net Sales

Net sales decreased 28.8%, or $7.6 million, to $18.6 million for the thirteen week period ended September 28, 2012 from $26.2 million for the thirteen week period ended September 30, 2011. The decrease in device sales was $4.8 million, or 23.9%. Software sales decreased $2.8 million, or 45.2%, in the thirteen week period ended September 28, 2012 compared to the thirteen week period ended September 30, 2011. Software sales for the thirteen week period ended September 30, 2011 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales and software sales decreased $6.2 million and $1.4 million, or 24.9% and 29.2%, respectively. As previously disclosed, we experienced a softening of demand, as compared to our previous historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second, third and fourth quarters of fiscal year 2012 as net sales decreased 9.0%, 16.2% and 26.1%, respectively, compared to the second, third and fourth quarters of fiscal year 2011, respectively. We believe that reduced year-over-year domestic government funding for the past two years, and particularly more constrained state and local government funding of school budgets, has adversely affected our product sales in the United States during this time period.

Beginning in the second quarter of fiscal year 2012, we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the first quarter of fiscal year 2013, we recorded $2.4 million less in net device sales as a result of the funding shift as compared to the first quarter of fiscal year 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 29.2%, or $5.6 million, to $13.4 million for the thirteen week period ended September 28, 2012 from $19.0 million for the thirteen week period ended September 30, 2011. The $5.6 million decrease in gross profit was due mainly to lower device sales of $4.9 million and lower education software sales of $2.8 million. Gross margin decreased 40 basis points to 72.2% for the thirteen week period ended September 28, 2012 from 72.6% for the thirteen week period ended September 30, 2011. Gross margin decreased primarily as a result of the lower volume of sales and a shift in product mix which was offset to some degree by lower per unit device royalty costs in the first quarter of fiscal year 2013 compared to the same period of the prior fiscal year.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 25.5%, to $7.1 million for the thirteen week period ended September 28, 2012 from $9.6 million for the thirteen week period ended September 30, 2011. The $2.5 million net decrease consists primarily of $0.8 million of lower variable compensation, $0.6 million of lower wages and $0.7 million of lower advertising expense. The decrease in variable compensation was primarily a result of the decline in net sales during the thirteen week period ended September 28, 2012 compared to the thirteen week period ended September 30, 2011. The lower advertising expense reflects a $0.4 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 38.2% and 36.5% of net sales for the thirteen week periods ended September 28, 2012 and September 30, 2011, respectively.

Research and Development. Research and development expenses decreased 20.9%, or $0.5 million, to $1.7 million for the thirteen week period ended September 28, 2012 from $2.2 million for the thirteen week period ended September 30, 2011. This net decrease was due primarily to a $0.2 million reduction in internal development resources, $0.2 million of lower variable compensation and a $0.1 million reduction in outside professional services. Research and development expenses totaled 9.3% and 8.4% of net sales for the thirteen week periods ended September 28, 2012 and September 30, 2011, respectively.

General and Administrative. General and administrative expenses decreased 5.5%, or $0.3 million, to $4.1 million for the thirteen week period ended September 28, 2012 from $4.4 million for the thirteen week period ended September 30, 2011. The net decrease includes a $0.2 million reduction in bad debt expense, $0.2 million of lower equity-based compensation and a $0.2 million reduction in variable compensation. Depreciation expense decreased $0.1 million while outside professional services increased $0.5 million. These costs as a percentage of net sales were 22.2% and 16.7% for the thirteen week periods ended September 28, 2012 and September 30, 2011, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.1 million, from $0.1 million to $0.2 million, for the thirteen week period ended September 28, 2012 compared to the thirteen week period ended September 30, 2011. The increase in amortization expense for the first quarter of fiscal year 2013 as compared to the same period of the prior fiscal year was a result of the estimated remaining lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Income From Operations. Income from operations was $0.3 million for the thirteen week period ended September 28, 2012 compared to $2.8 million for the thirteen week period ended September 30, 2011. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.5 million for the thirteen week period ended September 28, 2012 from $0.6 million for the thirteen week period ended September 30, 2011 primarily as a result of the $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012.

Other Income – net. Net other income increased $0.8 million for the thirteen week period ended September 28, 2012 from $0 for the thirteen week period ended September 30, 2011. The increase was primarily the result of a change in the deferred tax rate applicable to the tax receivable agreement liability.

Adjusted EBITDA. Adjusted EBITDA decreased $2.8 million to $1.7 million for the first quarter of fiscal year 2013 compared to $4.5 million for the first quarter of fiscal year 2012. The $2.8 million decrease was primarily a net result of the $7.6 million decrease in net sales, a $2.0 million reduction in cost of goods sold and $3.1 million of lower operating expenses. Equity-based compensation and depreciation and amortization expense were $0.2 million and $0.1 million, respectively, lower in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As of
	September 28, 2012	September 30, 2011
	(Amounts in thousands)

Cash and cash equivalents	$12,868	$14,450
Revolving loan availability	$12,925	$12,925

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

As part of the IPO and related transactions, we entered into a tax receivable agreement with the DynaVox Holdings and subsidiaries owners that provides for the payment from time to time by DynaVox Inc. to the DynaVox Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$1,611	$3,487
Used in investing activities	(19)	(182)
Used in financing activities	(6,706)	(935)
Effect of exchange rate changes on cash	38	(91)

Increase (decrease) in cash	$(5,076)	$2,279

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlord, among others.

The principal factors impacting net cash provided by operating activities are the operation of our business and the management of our working capital as shown below for the thirteen week periods ended September 28, 2012 and September 30, 2011:

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Operating activities
Net income (loss)	$(509)	$1,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,063	1,211
Equity-based compensation expense	310	542
Bad debt expense	313	548
Change in fair value of acquisition contingencies	(1)	6
Deferred taxes	82	243

	1,258	4,375
Changes in operating assets and liabilities	353	(888)

Net cash provided by operating activities	$1,611	$3,487

The most significant components of changes in operating assets and liabilities are trade receivables, inventories, trade accounts payable and accrued expenses and other current liabilities as shown below:

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$1,625	$769
Inventories	559	363
Trade accounts payable	(1,288)	(1,751)
Accrued expenses and other current liabilities	(1,015)	(496)
Other	472	227

Changes in operating assets and liabilities	$353	$(888)

Our net cash provided by operating activities for the thirteen week period ended September 28, 2012 was $1.6 million compared to $3.5 million for the thirteen week period ended September 30, 2011. The $1.9 million net decrease consisted primarily of $2.5 million of lower net income (after adjusting for depreciation and amortization in both periods), a $0.2 million reduction in bad debt expense and $0.2 million less in equity-based compensation partially offset by a favorable change in the net components of operating assets and liabilities of $1.2 million.

Investing Activities

Investing activities for the thirteen week periods ended September 28, 2012 and September 30, 2011 consisted entirely of capital expenditures.

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Investing activities
Capital expenditures	$(19)	$(182)

Cash used in investing activities	$(19)	$(182)

Cash used in investing activities was $0 in the first quarter of fiscal year 2013 compared to $0.2 million in the first quarter of fiscal year 2012.

Management anticipates that capital expenditures during fiscal year 2013 will range between $1.0 million and $2.0 million.

Financing Activities

Net cash used in financing activities was $6.7 million in the thirteen week period ended September 28, 2012 compared to $0.9 million in the thirteen week period ended September 30, 2011. Cash used in financing activities consist primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Thirteen weeks ended
	September 28, 2012	September 30, 2011
	(Amounts in thousands)
Financing activities
Payment on acquisition contingencies	$(104)	$(383)
Equity distributions	(602)	(545)
Repayment of debt agreements	(6,000)	—
Redemption of management and common units	—	(7)

Net cash used in financing activities	$(6,706)	$(935)

The $5.8 million increase in cash used in financing activities was primarily a result of $6.0 million in voluntary debt repayments during the thirteen weeks ended September 28, 2012 compared to no debt repayment during the thirteen weeks ended September 30, 2011.

Financing Agreements

As of September 28, 2012, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. We are not required to make any debt payments during the 12 months starting September 29, 2012 as a result of the $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a

$2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of September 28, 2012, $25.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increased to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then increased to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2013 is $12.5 million which includes a $5.5 million carryover from the prior fiscal year.

As of September 28, 2012, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.45 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.45 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 2.58 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of September 28, 2012, net senior debt and net total debt were both $20.2 million and Adjusted EBITDA for the twelve-month period then ended was $13.9 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $5.3 million for the twelve months ended September 28, 2012) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended September 28, 2012 was $13.6 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first thirteen weeks of fiscal year 2013, as defined in the agreement, were $0.0 million.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies consist of revenue recognition, trade receivables and related allowances, intangible assets, equity-based compensation, and deferred tax asset valuation, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2012.

Off- Balance Sheet Arrangements

We are not a party to any off- balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed , summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, which is updated as set forth below.

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

The Company has received written notices from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company is not in compliance with the $1.00 minimum bid price and the $5 million minimum market value of publicly held shares (“MVPHS”) requirements for continued listing on the NASDAQ Global Select Market, as set forth in Listing Rules 5450(a)(1) and 5450(b)(1)(C), respectively.

In accordance with Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. If the Company is not in compliance by April 1, 2013, the Company may be afforded a second 180 calendar day grace period if it transfers the listing of its Class A common stock to The NASDAQ Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price. In addition, the Company would be required to notify NASDAQ of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

In addition, in accordance with Listing Rule 5810(c)(3)(D), the Company has a grace period of 180 calendar days, or until May 6, 2013, to regain compliance with the MVPHS requirement. To regain compliance, the MVPHS of the Company’s Class A common stock must meet or exceed $5 million for at least ten consecutive business days during this 180-day grace period. Alternatively, the Company may apply to transfer the listing of its Class A common stock to The NASDAQ Capital Market. To qualify, the Company would be required to meet the continued listing requirements for that market.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s Class A common stock will be subject to delisting. The Company would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

The Company intends to consider available options to resolve the noncompliance with the minimum bid price and MVPHS requirements. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with either the minimum bid price or MVPHS requirements, or will otherwise be in compliance with other NASDAQ listing criteria.

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2011 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2011 (File No. 333-164217)).

31.1*	Certification required by Rule 13a-14(a).

31.2*	Certification required by Rule 13a-14(a).

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DynaVox Inc.

Date: November 13, 2012	By	/s/ Michelle Heying Wilver
Michelle Heying Wilver
Chief Executive Officer

Date: November 13, 2012	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer