Form 10-Q
period 2012-12-28
DynaVox Inc.
filed 2013-02-11
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2012

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of January 22, 2013 was 11,371,820. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of January 22, 2013 was 43 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended December 28, 2012

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

•

Our use of leverage may expose us to substantial risks, including an event of default if we cannot restructure or refinance our debt. We may not be able to make our scheduled payments of outstanding debt and if we are unable to restructure or refinance this debt, our lenders may seek remedies under an event of default.

•

If the market price of our Class A common stock is not quoted on a national exchange the market price of our common stock and our reputation may be negatively impacted and our ability to raise future capital may be impaired. In addition, in light of not being quoted on a national exchange, our Board may deregister our Class A common stock which would suspend our SEC reporting requirements.

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

•	Other risks related to our Class A Common Stock.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 28,	June 29,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,126	$17,944
Trade receivables—net of allowance for doubtful accounts of $1,505 and $1,510 as of December 28, 2012 and June 29, 2012, respectively	12,135	14,864
Other receivables	208	253
Inventories	4,531	5,401
Prepaid expenses and other current assets	1,298	1,055
Deferred taxes	689	685

Total current assets	32,987	40,202
PROPERTY AND EQUIPMENT—Net	1,919	2,890
INTANGIBLES—Net	22,344	22,941
DEFERRED TAXES	47,930	48,709
OTHER ASSETS	1,153	1,499

TOTAL ASSETS	$106,333	$116,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$825	$—
Trade accounts payable	3,477	4,900
Deferred revenue	1,341	1,693
Payable to related parties pursuant to tax receivable agreement	492	492
Other liabilities	5,809	7,503

Total current liabilities	11,944	14,588
LONG-TERM DEBT	24,375	31,200
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	43,939	44,432
OTHER LONG-TERM LIABILITIES	1,665	1,956

Total liabilities	81,923	92,176

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized,
11,371,820 shares issued and 11,360,418 outstanding at December 28, 2012;	114	111
11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at December 28, 2012 and June 29, 2012	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at December 28, 2012 and June 29, 2012	—	—
Additional paid-in capital	24,441	24,304
Accumulated deficit	(15,037)	(14,915)
Accumulated other comprehensive loss	(50)	(60)

Total stockholders’ equity attributable to DynaVox Inc.	9,468	9,440
Non-controlling interest	15,009	14,712
Non-controlling interest shareholder notes	(67)	(87)

Total equity	24,410	24,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,333	$116,241

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2012	2011	2012	2011
NET SALES	$17,554	$23,225	$36,186	$49,407
COST OF SALES	4,786	6,580	9,974	13,766

GROSS PROFIT	12,768	16,645	26,212	35,641

OPERATING EXPENSES:
Selling and marketing	6,043	8,041	13,165	17,604
Research and development	1,730	1,520	3,464	3,711
General and administrative	3,408	4,458	7,543	8,834
Amortization of certain intangibles	191	110	383	220

Total operating expenses	11,372	14,129	24,555	30,369

INCOME FROM OPERATIONS	1,396	2,516	1,657	5,272

OTHER INCOME (EXPENSE):
Interest income	4	9	11	15
Interest expense	(449)	(573)	(966)	(1,142)
Other income (expense) — net	(250)	(31)	517	(40)

Total other expense — net	(695)	(595)	(438)	(1,167)

INCOME BEFORE INCOME TAXES	701	1,921	1,219	4,105
INCOME TAX EXPENSE (BENEFIT)	(22)	275	1,005	634

NET INCOME ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$723	$1,646	$214	$3,471
Less: net income attributable to the non-controlling interests	(575)	(1,307)	(336)	(2,692)

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$148	$339	$(122)	$779

Weighted-average shares of Class A common stock outstanding:
Basic	11,347,792	10,400,682	11,214,338	10,234,088

Diluted	11,347,792	10,400,682	11,214,338	10,234,088

Net income (loss) available to Class A common stock per share:
Basic	$0.01	$0.03	$(0.01)	$0.08

Diluted	$0.01	$0.03	$(0.01)	$0.08

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	DynaVox Inc.		Non-controlling Interests		Total
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
NET INCOME	$148	$339	$575	$1,307	$723	$1,646
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1)	(3)	(7)	(8)	(8)	(11)

COMPREHENSIVE INCOME	$147	$336	$568	$1,299	$715	$1,635

	Twenty-six Weeks Ended		Twenty-six Weeks Ended		Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
NET INCOME (LOSS)	$(122)	$779	$336	$2,692	$214	$3,471
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	10	(36)	20	(66)	30	(102)

COMPREHENSIVE INCOME (LOSS)	$(112)	$743	$356	$2,626	$244	$3,369

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

									Non-
						Retained	Accumulated		Controlling
	Common A shares		Common B shares		Additional	Earnings	Other	Non-	Interest	Total
	Number		Number		Paid-in	(Accumulated	Comprehensive	Controlling	Shareholder	Stockholders’
	of Units	Amount	of Units	Amount	Capital	Deficit)	Loss	Interest	Notes	Equity
BALANCE—July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	1,129	—	—	—	—	1,129
Equity distributions	—	—	—	—	(573)	—	—	—	—	(573)
Allocation of deferred tax assets and liabilities	—	—	—	—	146	—	—	—	—	146
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(893)	—	—	—	—	(893)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	1,110,334	11	(7)	—	3,103	—	(3)	(3,111)	—	—
Net income	—	—	—	—	—	779	—	2,692	—	3,471
Foreign currency translation adjustments	—	—	—	—	—	—	(36)	(66)	—	(102)

BALANCE—December 30, 2011	10,493,669	$105	93	$—	$25,151	$4,314	$(57)	$56,294	$(87)	$85,720

BALANCE—June 29, 2012	11,053,531	$111	90	$—	$24,304	$(14,915)	$(60)	$14,712	$(87)	$24,065
Equity-based compensation expense	—	—	—	—	799	—	—	—	—	799
Equity distributions	—	—	—	—	(642)	—	—	—	—	(642)
Reduction of non-controlling interest shareholder notes	—	—	—	—	(10)	—	—	—	20	10
Allocation of deferred tax assets and liabilities	—	—	—	—	41	—	—	—	—	41
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(89)	—	—	—	—	(89)
Issuance of restricted Common A shares, net of shares withheld	231,187	2	—	—	(20)	—	—	—	—	(18)
Exchange of subsidiary shares from non-controlling interest	75,700	1	—	—	58	—	—	(59)	—	—
Net income (loss)	—	—	—	—	—	(122)	—	336	—	214
Foreign currency translation adjustments	—	—	—	—	—	—	10	20	—	30

BALANCE—December 28, 2012	11,360,418	$114	90	$—	$24,441	$(15,037)	$(50)	$15,009	$(67)	$24,410

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Twenty-six Weeks Ended
	December 28,	December 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the controlling and non-controlling interests	$214	$3,471
Depreciation	1,086	1,592
Amortization of certain intangibles	597	453
Amortization of deferred financing costs	340	340
Equity-based compensation expense	799	1,129
Bad debt expense	733	1,301
Change in fair value of acquisition contingencies	9	4
Deferred taxes	233	495
(Gain) loss on disposal of assets	2	(6)
Changes in operating assets and liabilities:
Trade receivables	2,041	3,006
Inventories	870	(174)
Other assets	(239)	235
Deferred revenue	(392)	(265)
Trade accounts payable	(1,420)	(1,830)
Accrued compensation	(1,632)	(562)
Accrued interest	84	8
Other-net	(219)	272

Net cash provided by operating activities	3,106	9,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(114)	(296)
Proceeds from sale of property and equipment	—	12

Net cash used in investing activities	(114)	(284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on acquisition contingencies	(198)	(654)
Equity distributions	(642)	(573)
Repayments of debt agreements	(6,000)	—
Redemption of management and common units	—	(7)

Net cash used in financing activities	(6,840)	(1,234)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	30	(102)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,818)	7,849
CASH AND CASH EQUIVALENTS:
Beginning of period	17,944	12,171

End of period	$14,126	$20,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$529	$775

Net income taxes paid	$104	$220

The Company had non-cash investing activities of $- and $20 for accrued capital costs during the twenty-six weeks ended December 28, 2012 and December 30, 2011, respectively.

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

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of June 29, 2012 and December 28, 2012 and reflects the exchange of 75,700 vested Holdings Units for Class A common stock during the twenty-six weeks ended December 28, 2012.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common Shares	Total*
June 29, 2012	18,803,832	11,056,335	29,860,167
December 28, 2012	18,728,132	11,371,820	30,099,952
Ownership percentage:
June 29, 2012	63.0%	37.0%	100.0%
December 28, 2012	62.2%	37.8%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

As of December 28, 2012 and June 29, 2012, the liability representing the expected payments due relating to exchanges by DynaVox Holdings owners under the TRA was $44,431 and $44,924, respectively. During the fiscal year ending June 28, 2013, the Company expects to pay $492 of the total amount. Payments are anticipated to be made annually over 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

During the twenty-six week period ended December 28, 2012, the Company recorded a net decrease of $493 to the TRA liability resulting from an increase of $82 related to the exchange of 75,700 units of DynaVox Holdings for Class A Common Stock and a decrease of $575 due to the effect of a state deferred tax rate change. The increase of $82 represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $7 decrease to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity. The $575 related to the state deferred tax rate change has been recorded in other income as a relief from an obligation.

During the twenty-six week period ended December 30, 2011, the Company recorded an increase to the TRA liability of $4,268 related to the exchange of 1,110,334 units of DynaVox Holdings for Class A common stock. This increase represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $3,375 increase to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity.

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

3. BALANCE SHEET ITEMS

Inventories as of December 28, 2012 and June 29, 2012 consist of the following:

	December 28,	June 29,
	2012	2012
Raw Materials	$2,231	$3,073
Work in progress	10	16
Finished Goods	2,290	2,312

Inventories	$4,531	$5,401

The components of property and equipment as of December 28, 2012 and June 29, 2012 are as follows:

	December 28,	June 29,
	2012	2012
Molds, machinery and equipment	$8,683	$8,690
Computer equipment and purchased software	5,132	5,037
Furniture, fixtures and office equipment	1,336	1,326
Leasehold improvements	658	652

Total property and equipment — gross	15,809	15,705
Less accumulated depreciation	(13,943)	(12,866)
Construction in process	53	51

Property and equipment — net	$1,919	$2,890

4. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	December 28, 2012				June 29, 2012
	Gross	Accumulated		Net	Gross	Accumulated		Net
	Carrying	Impairment	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Amount	Loss	Amortization	Amount	Amount	Loss	Amortization	Amount
Goodwill	$60,846	$60,846	$—	$—	$60,846	$60,846	$—	$—
Acquired software technology	3,253	127	2,462	664	3,253	127	2,245	881
Commercial computer software	311	175	136	—	311	175	136	—
Acquired patent technology	4,330	2,523	1,427	380	4,330	2,523	1,047	760
Developed patent technology	244	244	—	—	244	244	—	—
Trade name	100	42	58	—	100	42	58	—
Symbols and trade names (indefinite live)	25,300	4,000	—	21,300	25,300	4,000	—	21,300

	$33,538	$7,111	$4,083	$22,344	$33,538	$7,111	$3,486	$22,941

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

The Company uses the end of its fiscal year for the annual test. In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators relating to intangibles with indefinite lives and finite-lives, the Company performed the test for recoverability of the indefinite-lived and finite-lived asset group to be held, and used, as of June 29, 2012 and March 30, 2012. As a result, the Company performed a test for each asset grouping and determined that an impairment had occurred and an asset impairment loss of $66,901 was recorded for the fiscal year ended June 29, 2012, of which $60,846 related to goodwill, $3,300 related to indefinite-lived intangible assets, and $2,755 was related to finite-lived intangible assets. During the first and second quarters of fiscal 2013, no impairment indicators were identified for intangibles with indefinite lives and finite lives; therefore, no interim impairment testing was performed for the Company’s remaining indefinite and finite lived intangibles.

Amortization expense related to intangibles for the thirteen week periods ended December 28, 2012 and December 30, 2011 was $298 and $226, respectively. Amortization expense related to intangibles for the twenty-six week periods ended December 28, 2012 and December 30, 2011 was $597 and $453, respectively. Estimated amortization expense for the remainder of fiscal year 2013 and each subsequent two fiscal years is as follows: 2013—$596; 2014—$281; and 2015—$167. All intangibles with finite lives will be fully amortized in the fiscal year 2015.

5. LONG-TERM DEBT

Long-term debt as of December 28, 2012 and June 29, 2012 consists of the following:

	December 28,	June 29,
	2012	2012
2008 Credit Facility	25,200	31,200

Total debt	25,200	31,200
Less current installments	(825)	—

Long-term debt — less current installments	$24,375	$31,200

The current scheduled payments under the 2008 Credit Facility require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013.

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA), as amended. As of December 28, 2012 and June 29, 2012, the 2008 Credit Facility provides $52,000 of term loans, up to $12,925 of revolving loans and letters of credit and up to $12,000 available for restricted distributions provided the Company is in compliance with certain financial and non-financial covenants. Principal amortization began September 30, 2008, with final maturity on June 23, 2014. Advances under the revolving component of the 2008 Credit Facility are due in one installment on June 23, 2013.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of both December 28, 2012 and June 29, 2012) or the Prime rate, plus a credit spread (6.3% as of both December 28, 2012 and June 29, 2012) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of December 28, 2012 and June 29, 2012, the Company’s credit spreads were as follows:

	December 28, 2012		June 29, 2012
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	3.00%	4.00%	3.00%	4.00%

At December 28, 2012 and June 29, 2012, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Revolver Draw Under 2008 Credit Facility

At December 28, 2012 and June 29, 2012, the Company had no outstanding letters of credit and the amount available from the revolving credit facility was $12,925 on both days.

Financial Covenants

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum capital expenditures, minimum fixed-charge coverage ratio, net senior debt maximum leverage ratio and net total debt maximum leverage ratio, and places certain restrictions on acquisitions and payment of dividends. The Company was in compliance with all financial covenants as required under the 2008 Credit Facility, as amended, at December 28, 2012 and June 29, 2012.

The 2008 Credit Facility contains certain mandatory prepayments, including an excess cash flow provision. As a result of a $5,000 voluntary prepayment in fiscal 2012 no excess cash flow payment is required for fiscal 2013. Additionally, in the first quarter of fiscal 2013 the Company made a voluntary prepayment of $6,000.

6. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	December 28,		December 30,	December 28,	December 30,
	2012		2011	2012	2011
Income tax expense (benefit)	$(22)		$275	$1,005	$634
Effective income tax rate	(3.14%	)	14.32%	82.44%	15.44%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the thirteen and twenty-six weeks ended December 28, 2012, the Company recorded discrete items that resulted in income tax expense (benefit) which related to interest associated with the reserve for uncertainties in income tax positions and the effect of changes to state deferred tax rates. The effect of changes to the deferred tax rates resulted in $242 of discrete additional tax benefit and $598 of discrete additional tax expense, which represents (35%) and 49% of the thirteen weeks and twenty-six weeks ended December 28, 2012 effective tax rate, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of June 29, 2012	$66
Increases in prior period tax positions	5

Balance as of December 28, 2012	$71

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

The following table presents assets and liabilities measured at fair value on a recurring basis at December 28, 2012 and June 29, 2012:

	As of December 28, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,405	$1,405

Total liabilities	$—	$—	$1,405	$1,405

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,594	$1,594

Total liabilities	$—	$—	$1,594	$1,594

The following table represents the change in the acquisition-related contingent consideration liabilities during the twenty-six weeks ended December 28, 2012:

Balance as of June 29, 2012	$1,594
Losses included in earnings (1)	9
Settlements	(198)

Balance as of December 28, 2012	$1,405

(1)	Amounts were recorded to interest expense and other income (expense)-net on the condensed consolidated statement of operations.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At December 28, 2012 and June 29, 2012, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities. This is considered a level 2 measurement in the fair value hierarchy.

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

The Company recorded stock compensation expense related to stock option awards, restricted stock and management and director unit awards as follows:

	Thirteen Weeks Ended
	December 28, 2012					December 30, 2011
		Selling	Research	General			Selling	Research	General
	Cost of	and	and	and		Cost of	and	and	and
	Sales	Marketing	Development	Administrative	Total	Sales	Marketing	Development	Administrative	Total
Holding Units	$—	$2	$1	$7	$10	$—	$7	$3	$7	$17
Options	6	48	61	199	314	7	64	71	392	534
Restricted Stock	4	43	41	77	165	—	—	—	36	36

Total	$10	$93	$103	$283	$489	$7	$71	$74	$435	$587

	Twenty-six Weeks Ended
	December 28, 2012					December 30, 2011
		Selling	Research	General			Selling	Research	General
	Cost of	and	and	and		Cost of	and	and	and
	Sales	Marketing	Development	Administrative	Total	Sales	Marketing	Development	Administrative	Total
Holding Units	$—	$4	$2	$14	$20	$—	$14	$6	$14	$34
Options	9	85	121	397	612	11	104	134	776	1,025
Restricted Stock	4	43	41	79	167	—	—	—	70	70

Total	$13	$132	$164	$490	$799	$11	$118	$140	$860	$1,129

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the twenty-six weeks ended December 28, 2012 is as follows:

	Options	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding — June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.3	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(247,825)	4.10-15.00	—	—	—

Outstanding — December 28, 2012	1,110,725	1.21-15.00	$10.97	7.9	$—

Exercisable — December 28, 2012	355,400	$5.47-15.00	$13.75	7.5	$—

As of December 28, 2012, there was $2,755 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the Company’s restricted stock under the 2010 Plan for the twenty-six weeks ended December 28, 2012 is as follows:

	Restricted Shares of Class A Common Stock	Weighted- Average Grant Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
Non-vested Outstanding — June 29, 2012	2,804	$5.35	1.2	$3
Granted	1,100,000	0.48	—	527
Vested	(273,902)	0.50	—	138
Forfeited	—	—	—	—

Non-vested Outstanding — December 28, 2012	828,902	$0.49	2.6	$265

As of December 28, 2012, there was $348 of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the changes in non-vested Holdings Units outstanding during the twenty-six weeks ended December 28, 2012 is detailed in the following table below:

	Number of Awards	Weighted- Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holding Units:
Non-vested Outstanding — June 29, 2012	46,817	$3.36	$—
Granted	—	—	—
Vested	(13,577)	3.21	—
Forfeited	(535)	2.60	—
Redeemed	—	—	—

Non-vested Outstanding — December 28, 2012	32,705	$3.43	$—

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of December 28, 2012, there was $33 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 1.4 years.

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$148	$339	$(122)	$779

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	11,347,792	10,400,682	11,214,338	10,234,088
Effect of dilutive securities:
Options and restricted stock	—	—	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	11,347,792	10,400,682	11,214,338	10,234,088

Basic net income (loss) attributable to DynaVox Inc. per common share	$0.01	$0.03	$(0.01)	$0.08

Diluted net income (loss) attributable to DynaVox Inc. per common share	$0.01	$0.03	$(0.01)	$0.08

Weighted-average shares of stock options which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts were 1,120,356 and 1,123,121 for the thirteen and twenty-six weeks ended December 28, 2012, respectively, and 1,563,532 and 1,574,273 for the thirteen and twenty-six week period ended December 30, 2011, respectively. Weighted-average shares of restricted stock which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts were 778,270 and 387,713 for the thirteen and twenty-six weeks ended December 28, 2012, respectively, and 15,316 and 14,186 for the thirteen and twenty-six week period ended December 30, 2011, respectively.

The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

10. COMMITMENTS AND CONTINGENCIES

Restructuring – In June 2012, the Company entered into a separation agreement with its former Chief Executive Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $1,000 in severance, to be paid over an 18-month period, commencing with a payment of $250 on December 12, 2012, and the remaining $750 payable in equal installments over the period. In addition to the severance payment, the Company will provide continued health benefits for 18 months and all amounts credited to this individual’s account in an executive retirement plan became fully vested. The Company has recorded a total of $770 and $1,075 in other liabilities and other long-term liabilities on the Company’s consolidated balance sheet at December 28, 2012 and June 29, 2012, respectively.

Other Matters – From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company has recorded liabilities of $16 as of December 28, 2012 and $495 as of June 29, 2012 for contract disputes and product liability matters. Also, during the thirteen weeks ended December 28, 2012, the Company received a payment of $98 for a product liability matter. This gain has been recorded as a reduction to cost of sales on the condensed consolidated statement of operations.

11. SUBSEQUENT EVENTS

In January 2013, the Company terminated the employment of 26 employees across the various business functions for which the Company incurred $131 in severance termination payments.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company’s results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those listed under the “Forward-Looking Statements” section above. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012, as they may be updated by Quarterly Reports on Form 10-Q subsequently filed with the SEC, including Item 1A. Risk Factors of this report, and could cause our actual results to differ materially from any future performance suggested below.

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

We believe that reduced year-over-year domestic government funding for the past two years, particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers has adversely affected our product sales in the United States during this time period.

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the twenty-six weeks ended December 28, 2012, we recorded $3.4 million less in net device sales as a result of the funding shift as compared to the twenty-six weeks ended December 30, 2011. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
Net Sales
Speech generating devices	$14,891	$20,065	$30,169	$40,131
Special education software	2,663	3,160	6,017	9,276

	$17,554	$23,225	$36,186	$49,407

Percentage of net sales
Speech generating devices	84.8%	86.4%	83.4%	81.2%
Special education software	15.2%	13.6%	16.6%	18.8%

	100.0%	100.0%	100.0%	100.0%

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

Non-Controlling Interest

The Company is the sole managing member of, and has a controlling equity interest in, DynaVox Holdings. After the effective date of the registration statement for our IPO, but prior to the completion of the IPO, the limited liability company agreement of DynaVox Holdings was amended and restated to, among other things; modify its capital structure by replacing the different classes of interests previously held by the DynaVox Holdings owners to a single new class of units (the “Holdings Units”.) In addition, each holder of Holdings Units received one share of the Company’s Class B common stock. DynaVox Inc. and the DynaVox Holdings owners also entered into an exchange agreement under which (subject to certain of its terms) the holders of Holdings Units have the right to exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary rate adjustments for stock splits, stock dividends and reclassifications.

As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of December 28, 2012 is calculated as follows:

	Non- controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
December 28, 2012	18,728,132	11,371,820	30,099,952
	62.2%	37.8%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present statement of operation line items down to income before income taxes, as well as Adjusted EBITDA.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 28,	% of Net	December 30,	% of Net	December 28,	% of Net	December 30,	% of Net
	2012	Sales	2011	Sales	2012	Sales	2011	Sales
	(unaudited)				(unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Net Sales	$17,554	100.0%	$23,225	100.0%	$36,186	100.0%	$49,407	100.0%
Costs of goods sold	4,786	27.3%	6,580	28.3%	9,974	27.6%	13,766	27.9%

Gross profit	12,768	72.7%	16,645	71.7%	26,212	72.4%	35,641	72.1%

Operating Expenses:
Selling and marketing	6,043	34.4%	8,041	34.6%	13,165	36.4%	17,604	35.6%
Research and development	1,730	9.9%	1,520	6.5%	3,464	9.6%	3,711	7.5%
General and administrative	3,408	19.4%	4,458	19.2%	7,543	20.8%	8,834	17.9%
Amortization of certain intangibles	191	1.1%	110	0.5%	383	1.1%	220	0.4%

Total operating expenses	11,372	64.8%	14,129	60.8%	24,555	67.9%	30,369	61.5%

Income from operations	1,396	8.0%	2,516	10.8%	1,657	4.6%	5,272	10.7%

Other Income (Expense):
Interest income	4	0.0%	9	0.0%	11	0.0%	15	0.0%
Interest expense	(449)	-2.6%	(573)	-2.5%	(966)	-2.7%	(1,142)	-2.3%
Other income (expense) — net	(250)	-1.4%	(31)	-0.1%	517	1.4%	(40)	-0.1%

Total other income (expense) — net	(695)	-4.0%	(595)	-2.6%	(438)	-1.2%	(1,167)	-2.4%

Income before income taxes	$701	4.0%	$1,921	8.3%	$1,219	3.4%	$4,105	8.3%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Adjusted EBITDA (1)	$2,764	$4,206	$4,433	$8,703

(1)	Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 28,	December 30,	December 28,	December 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Income before income taxes	$701	$1,921	$1,219	$4,105
Depreciation	492	778	1,086	1,592
Amortization of certain intangibles	298	226	597	453
Interest income	(4)	(9)	(11)	(15)
Interest expense	449	573	966	1,142
Other expense (income), net (1)	250	(8)	(555)	(6)
Equity-based compensation	489	587	799	1,129
Employee severance and other costs	107	60	278	148
Other adjustments (2)	(18)	78	54	155

Adjusted EBITDA	$2,764	$4,206	$4,433	$8,703

(1)	Includes other (income) expense, net recognized as a result of a increase/decrease in an obligation related to state tax rates. Excludes realized foreign currency gains and losses.
(2)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended December 28, 2012 Compared to the Thirteen Week Period Ended December 30, 2011

Net Sales

Net sales decreased 24.4%, or $5.7 million, to $17.6 million for the thirteen week period ended December 28, 2012 from $23.2 million for the thirteen week period ended December 30, 2011. The decrease in device sales was $5.2 million, or 25.8%. Software sales decreased $0.5 million, or 15.7%, in the thirteen week period ended December 28, 2012 compared to the thirteen week period ended December 30, 2011. As previously disclosed, we experienced a softening of demand, as compared to our previous historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second, third and fourth quarters of fiscal year 2012 as net sales decreased 9.0%, 16.2% and 26.1%, respectively, compared to the second, third and fourth quarters of fiscal year 2011, respectively. We believe that reduced year-over-year domestic government funding since the beginning of fiscal year 2011, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers has adversely affected our product sales in the United States during the thirteen week period ended December 28, 2012.

Beginning in the second quarter of fiscal year 2012, we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the second quarter of fiscal year 2013, we recorded $1.0 million less in net device sales as a result of the funding shift as compared to the second quarter of fiscal year 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 23.3%, or $3.9 million, to $12.8 million for the thirteen week period ended December 28, 2012 from $16.6 million for the thirteen week period ended December 30, 2011. The $3.9 million decrease in gross profit was due mainly to lower device sales of $5.2 million and lower education software sales of $0.5 million. Gross margin increased 100 basis points to 72.7% for the thirteen week period ended December 28, 2012 from 71.7% for the thirteen week period ended December 30, 2011. Gross margin increased primarily as a result of decreased costs driven by a favorable outcome related to a product liability matter in the amount of $0.2 million, a $0.1 million reduction in cost as a result of changes to our benefits programs during the quarter and lower royalty costs of $0.1 million offset to some degree by lower sales volume. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its manufacturing assembling and support staff. The annual compensation, payroll tax and estimated benefits costs associated with the terminated employees is approximately $0.1 million.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 24.8%, to $6.0 million for the thirteen week period ended December 28, 2012 from $8.0 million for the thirteen week period ended December 30, 2011. The $2.0 million decrease consists primarily of $0.7 million of lower advertising expense, $0.4 million of lower wages, and a $0.3 million reduction in sales related travel functions and $0.2 million of lower variable compensation. The decrease also reflects a $0.3 million reduction in expense as a result of changes to our benefit programs during the quarter. The lower advertising expense reflects a $0.5 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 34.4% and 34.6% of net sales for the thirteen week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its selling and marketing staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $1.2 million.

Research and Development. Research and development expenses increased 13.8%, or $0.2 million, to $1.7 million for the thirteen week period ended December 28, 2012 from $1.5 million for the thirteen week period ended December 30, 2011. This increase was due primarily to a $0.2 million increase in internal development resources, $0.1 million increase in outside professional services offset to some degree by a $0.1 million reduction in expense as a result of changes to our benefit programs during the quarter. Research and development expenses totaled 9.9% and 6.5% of net sales for the thirteen week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its research and development staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $0.4 million.

General and Administrative. General and administrative expenses decreased 23.6%, or $1.1 million, to $3.4 million for the thirteen week period ended December 28, 2012 from $4.5 million for the thirteen week period ended December 30, 2011. The net decrease includes a $0.3 million reduction in bad debt expense, $0.2 million of lower equity-based compensation and a $0.1 million reduction in expense as a result of changes to our benefit programs during the quarter. Depreciation expense decreased $0.1 million while outside professional services decreased $0.2 million and severance decreased $0.1 million. These expenses as a percentage of net sales were 19.4% and 19.2% for the thirteen week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its general and administrative staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $0.2 million.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.1 million, from $0.1 million to $0.2 million, for the thirteen week period ended December 28, 2012 compared to the thirteen week period ended December 30, 2011. The increase in amortization expense for the second quarter of fiscal year 2013 as compared to the same period of the prior fiscal year was a result of the estimated remaining lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Income From Operations. Income from operations was $1.4 million for the thirteen week period ended December 28, 2012 compared to $2.5 million for the thirteen week period ended December 30, 2011. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.5 million for the thirteen week period ended December 28, 2012 from $0.6 million for the thirteen week period ended December 30, 2011 primarily as a result of the $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012 and the $6.0 million voluntary debt repayment in the first quarter of fiscal year 2013.

Other Income (Expense) – net. Net other expense increased $0.2 million for the thirteen week period ended December 28, 2012 from $0 for the thirteen week period ended December 30, 2011. The increase was primarily the result of a change in the deferred tax rate applicable to the tax receivable agreement liability.

Adjusted EBITDA. Adjusted EBITDA decreased $1.4 million to $2.8 million for the second quarter of fiscal year 2013 compared to $4.2 million for the second quarter of fiscal year 2012. The $1.4 million decrease was primarily a net result of the $5.7 million decrease in net sales, a $1.8 million reduction in cost of goods sold and $2.8 million of lower operating expenses. Equity-based compensation and depreciation and amortization expense were $0.1 million and $0.2 million, respectively, lower in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Twenty-Six Week Period Ended December 28, 2012 Compared to the Twenty-Six Week Period Ended December 30, 2011

Net Sales

Net sales decreased 26.8%, or $13.2 million, to $36.2 million for the twenty-six week period ended December 28, 2012 from $49.4 million for the twenty-six week period ended December 30, 2011. The decrease in device sales was $10.0 million, or 24.8%. Software sales decreased $3.2 million, or 35.1%, in the twenty-six week period ended December 28, 2012 compared to the twenty-six week period ended December 30, 2011. Software sales for the twenty-six week period ended December 30, 2011 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales and software sales decreased $11.8 million and $1.9 million, or 24.7% and 23.8%, respectively. As previously disclosed, we experienced a softening of demand, as compared to our previous historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, we experienced less demand in the second, third and fourth quarters of fiscal year 2012 as net sales decreased 9.0%, 16.2% and 26.1%, respectively, compared to the second, third and fourth quarters of fiscal year 2011, respectively. We believe that reduced year-over-year domestic government funding since the beginning of fiscal year 2011, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers has adversely affected our product sales in the United States during the twenty-six week period ended December 28, 2012.

Beginning in the second quarter of fiscal year 2012, we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the twenty-six week period ended December 28, 2012, we recorded $3.4 million less in net device sales as a result of the funding shift as compared to the twenty-six week period ended December 30, 2011. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 26.5%, or $9.4 million, to $26.2 million for the twenty-six week period ended December 28, 2012 from $35.6 million for the twenty-six week period ended December 30, 2011. The $9.4 million decrease in gross profit was due mainly to lower device sales of $10.0 million and lower education software sales of $3.2 million. Gross margin increased 30 basis points to 72.4% for the twenty-six week period ended December 28, 2012 from 72.1% for the twenty-six week period ended December 30, 2011. Gross margin increased primarily as a result of decreased costs driven by a favorable outcome related to a product liability matter in the amount of $0.2 million, a $0.1 million reduction in cost as a result of changes to our benefits programs and lower royalty costs of $0.5 million offset to some degree by lower sales volume. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its manufacturing assembling and support staff. The annual compensation, payroll tax and estimated benefits costs associated with the terminated employees is approximately $0.1 million.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 25.2%, to $13.2 million for the twenty-six week period ended December 28, 2012 from $17.6 million for the twenty-six week period ended December 30, 2011. The $4.4 million decrease consists primarily of $1.4 million of lower advertising expense, $1.1 million of lower wages, and $1.0 million of lower variable compensation and a $0.5 million reduction in sales related travel functions. The decrease also reflects a $0.3 million reduction in expense as a result of changes to our benefit programs during the first half of fiscal year 2013. The lower advertising expense reflects a $0.9 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 36.4% and 35.6% of net sales for the twenty-six week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its selling and marketing staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $1.2 million.

Research and Development. Research and development expenses decreased 6.7%, or $0.2 million, to $3.5 million for the twenty-six week period ended December 28, 2012 from $3.7 million for the twenty-six week period ended December 30, 2011. This decrease was due primarily to a $0.1 million reduction in expense as a result of changes to our benefit programs and $0.1 million of lower variable compensation. Research and development expenses totaled 9.6% and 7.5% of net sales for the twenty-six week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its research and development staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $0.4 million.

General and Administrative. General and administrative expenses decreased 14.6%, or $1.3 million, to $7.5 million for the twenty-six week period ended December 28, 2012 from $8.8 million for the twenty-six week period ended December 30, 2011. The net decrease includes a $0.6 million reduction in bad debt expense, $0.4 million of lower equity-based compensation and a $0.1 million reduction in expense as a result of changes to our benefit programs during the period. Depreciation expense decreased $0.3 million while outside professional services increased $0.3 million and severance decreased $0.1 million. These expenses as a percentage of net sales were 20.8% and 17.9% for the twenty-six week periods ended December 28, 2012 and December 30, 2011, respectively. In connection with a Company-wide workforce reduction in January 2013, the Company reduced its general and administrative staff. The annual compensation, payroll taxes and estimated benefit costs associated with the terminated employees is approximately $0.2 million.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.2 million, from $0.2 million to $0.4 million, for the twenty-six week period ended December 28, 2012 compared to the twenty-six week period ended December 30, 2011. The increase was primarily a result of the estimated remaining lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Income From Operations. Income from operations was $1.7 million for the twenty-six week period ended December 28, 2012 compared to $5.3 million for the twenty-six week period ended December 30, 2011. The change in income from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $1.0 million for the thirteen week period ended December 28, 2012 from $1.1 million for the twenty-six week period ended December 30, 2011 primarily as a result of a $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012 and a $6.0 million voluntary debt repayment in the first quarter of fiscal year 2013.

Other Income (Expense) – net. Net other income increased $0.6 million for the twenty-six week period ended December 28, 2012 from $0 for the twenty-six week period ended December 30, 2011. The increase was primarily the result of a change in the deferred tax rate applicable to the tax receivable agreement liability.

Adjusted EBITDA. Adjusted EBITDA decreased $4.3 million to $4.4 million for the first half of fiscal year 2013 compared to $8.7 million for the first half of fiscal year 2012. The $4.3 million decrease was primarily a net result of the $13.2 million decrease in net sales, a $3.8 million reduction in cost of goods sold and $5.8 million of lower operating expenses. Equity-based compensation and depreciation and amortization expense were $0.3 million and $0.4 million, respectively, lower in the first half of fiscal year 2013 as compared to the first half of fiscal year 2012. Adjusted EBITDA represents income before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents, cash flow from operations and borrowings under the $12.9 million revolving loan portion of our credit facility.

	As of
	December 28,	December 30,
	2012	2011
	(Amounts in thousands)
Cash and cash equivalents	$14,126	$20,020
Revolving loan availability	$12,925	$12,925

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

The Company currently finances its working capital needs, planned capital expenditures, debt repayments and tax distributions to members, including any payments under the Tax Receivable Agreement through a combination of existing cash and cash equivalents, net cash provided by operating activities and availability under our senior credit facility, of which $25.2 million is outstanding at December 28, 2012. The current scheduled payments under the senior credit facility require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013. In addition, the availability of funds under the senior credit facility requires the Company to comply with certain covenants, including a covenant of net senior debt to Adjusted EBITDA. The senior secured credit agreement provides the Company the ability to prepay at any time, without penalty, and at its discretion for any reason, including maintaining compliance with covenants, and reducing the outstanding debt in direct order of maturity. During the first twenty-six weeks of fiscal year 2013, the Company made a prepayment of $6.0 million.

Unless net sales trends that we have experienced since 2011 improve over the remainder of fiscal year 2013 and into fiscal year 2014, the Company expects it will not have enough funds to make all the scheduled quarterly payments beginning on December 31, 2013 and to make all the additional prepayments to maintain covenant compliance. The Company has initiated the process to either restructure, or refinance, its $25.2 million of outstanding debt. We are uncertain as of the date of this report as to our ability to restructure or refinance the $25.2 million of outstanding debt. If we cannot restructure or refinance the debt we may incur an event of default within the next twelve months, in which case all amounts then outstanding under the credit agreement would be accelerated and we would no longer have access to our revolving credit facility. We would also be required to reclassify on our balance sheet amounts currently shown as long-term debt under the credit facility to short-term debt. In such a situation, there can be no assurance that we would be able to obtain alternative financing with terms that are acceptable to us or at all. In addition, if the Company is determined to be in default of its credit agreement it would impair our ability to maintain sufficient working capital. The inability to make our scheduled debt repayments, or to refinance or restructure our debt, would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. See “Part II – Item 1A – Risk Factors – Our use of leverage may expose us to substantial risks, including an event of default if we cannot restructure or refinance our debt. We may not be able to make our scheduled payments of outstanding debt and if we are unable to restructure or refinance this debt, our lenders may seek remedies under an event of default.”

We may require additional liquidity as we continue to execute our business strategy. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, additional equity financings or a combination of these potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$3,106	$9,469
Used in investing activities	(114)	(284)
Used in financing activities	(6,840)	(1,234)
Effect of exchange rate changes on cash	30	(102)

Increase (decrease)	$(3,818)	$7,849

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlord, among others.

The principal factors impacting net cash provided by operating activities are the operation of our business and the management of our working capital as shown below for the twenty-six week periods ended December 28, 2012 and December 30, 2011:

	Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011
	(Amounts in thousands)
Operating activities
Net income	$214	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,023	2,385
Equity-based compensation expense	799	1,129
Bad debt expense	733	1,301
Change in fair value of acquisition contingencies	9	4
Deferred taxes	233	495
Gain (loss) on disposal of assets	2	(6)

	4,013	8,779
Changes in operating assets and liabilities	(907)	690

Net cash provided by operating activities	$3,106	$9,469

The most significant components of changes in operating assets and liabilities are trade receivables, inventories; trade accounts payable and accrued expenses and other current liabilities as shown below:

	Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$2,041	$3,006
Inventories	870	(174)
Trade accounts payable	(1,420)	(1,830)
Accrued expenses and other current liabilities	(1,940)	(819)
Other	(458)	507

Changes in operating assets and liabilities	$(907)	$690

Our net cash provided by operating activities for the twenty-six week period ended December 28, 2012 was $3.1 million compared to $9.5 million for the twenty-six week period ended December 30, 2011. The $6.4 million net decrease consisted primarily of $3.6 million of lower net income (after adjusting for depreciation and amortization in both periods), a $0.6 million reduction in bad debt expense and $0.3 million less in equity-based compensation and an unfavorable change in the net components of operating assets and liabilities of $1.6 million.

Investing Activities

Investing activities for the twenty-six week periods ended December 28, 2012 and December 30, 2011 consisted mainly of capital expenditures.

	Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011
	(Amounts in thousands)
Investing activities
Capital expenditures	$(114)	$(296)
Proceeds from sale of property and equipment	—	12

Net cash used in investing activities	$(114)	$(284)

Cash used in investing activities was $0.1 million in the first half of fiscal year 2013 compared to $0.3 million in the first half of fiscal year 2012.

Management anticipates that capital expenditures during fiscal year 2013 will be approximately $0.5 million of which $0.1 million have already been incurred.

Financing Activities

Net cash used in financing activities was $6.8 million in the twenty-six week period ended December 28, 2012 compared to $1.2 million in the twenty-six week period ended December 30, 2011. Cash used in financing activities consists primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Twenty-six Weeks Ended
	December 28, 2012	December 30, 2011
	(Amounts in thousands)
Financing activities
Payment on acquisition contingencies	$(198)	$(654)
Equity distributions	(642)	(573)
Repayment of debt agreements	(6,000)	—
Redemption of management and common units	—	(7)

Net cash used in financing activities	$(6,840)	$(1,234)

The $5.6 million increase in cash used in financing activities was primarily a result of $6.0 million in voluntary debt repayments during the twenty-six weeks ended December 28, 2012 compared to no debt repayment during the twenty-six weeks ended December 30, 2011.

Financing Agreements

As of December 28, 2012, we were in compliance in all material respects with all covenants contained in our financing agreements, as amended. The current scheduled payments under the senior credit facility require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility, dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. On February 5, 2010, certain terms of our credit facility were amended to, among other items, increase our available revolving loans and letters of credit and increase the amount available for restricted distributions, as defined in the credit facility. The credit facility, as so amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of December 28, 2012, $25.2 million was outstanding under the term loan facility and there were no borrowings outstanding under the revolving credit facility.

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

The credit facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of net senior debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and an original minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.20 to 1.00, which minimum Fixed Charge Coverage Ratio increased to 1.25 to 1.00 as of the last day of the first quarter of fiscal year 2012 and then increased to 1.30 to 1.00 as of the last day of the first quarter of fiscal year 2013. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2013 is $12.5 million which includes a $5.5 million carryover from the prior fiscal year.

As of December 28, 2012, the ratio of net senior debt to Adjusted EBITDA for the twelve-month period then ended was 1.62 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 1.62 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 2.45 to 1.00.

The ratio of net senior debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net senior debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the credit facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the credit facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of December 28, 2012, net senior debt and net total debt were both $20.2 million and Adjusted EBITDA for the twelve-month period then ended was $12.5 million.

The Fixed Charge Coverage Ratio is calculated by dividing the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $5.0 million for the twelve months ended December 28, 2012) by operating cash flow. Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended December 28, 2012 was $12.2 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first twenty-six weeks of fiscal year 2013, as defined in the agreement, were $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our use of leverage may expose us to substantial risks, including an event of default if we cannot restructure or refinance our debt. We may not be able to make our scheduled payments of outstanding debt and if we are unable to restructure or refinance this debt, our lenders may seek remedies under an event of default.

As of December 28, 2012, we had an aggregate of $25.2 million of long-term debt outstanding (including current installments), which consisted entirely of borrowings under our $52.0 million term loan under our senior secured credit facility. Moreover, we had no borrowings under our revolving credit facility as of December 28, 2012. We may incur additional indebtedness in the future. Scheduled payments under the senior credit facility as of December 28, 2012, require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013. Unless net sales trends that we have experienced since 2011 improve over the remainder of fiscal year 2013 and into fiscal year 2014, we expect we will not have enough funds to make all the scheduled quarterly payments beginning December 31, 2013 or to make additional prepayments to maintain covenant compliance. While we have initiated the process to either restructure, or refinance, our $25.2 million of outstanding debt we are uncertain as of the date of this report as to our ability to restructure or refinance our outstanding debt. If we cannot restructure or refinance the debt we may incur an event of default within the next twelve months. In that event, we will be required to seek an amendment or waiver from our lenders under our financing agreements. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the senior credit agreement.

        In addition, we are exposed to other risks associated with the use of leverage. For example, a substantial portion of our cash flow could be required for debt service and, as a result, would not be available for our operations or other purpose. Our leverage also makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing senior secured credit agreement contains covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent upon our financial performance, which is influenced by a number of factors, including the levels of government funding in the U.S. and key international markets. Violation of any of these covenants would result in an event of default under the credit facility.

Upon the occurrence of an event of default under our existing senior credit agreement, including in the event of non-compliance with the financial ratios required thereunder, the lenders would have the ability to accelerate all amounts then outstanding under the credit facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the credit facility, we would no longer have access to our revolving credit facility and we would have to reclassify on our balance sheet amounts currently shown as long-term debt under the 2008 Credit Facility to short-term debt. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. For a more detailed discussion of our senior secured credit facility, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Agreements.”

If the market price of our common stock is not quoted on a national exchange, the market price of our common stock and our reputation may be negatively impacted and our ability to raise future capital may be impaired. In addition, in light of not being quoted on a national exchange, our Board may deregister our Class A common stock which would suspend our SEC reporting requirements.

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

The Company has considered available options to resolve the noncompliance with the minimum bid price and MVPHS requirements. The Company has determined to not effect a reverse stock split to cure the minimum bid price deficiency and does not intend on transferring the listing of its Class A common stock to The NASDAQ Capital Market in order to qualify for a second 180 calendar day grace period in an attempt to cure either the minimum bid price deficiency or the MVPHS deficiency. There can be no assurance that the Company will be able to regain compliance with either the minimum bid price or MVPHS requirements, or will otherwise be in compliance with other NASDAQ listing criteria.

If our common stock were delisted from the NASDAQ Global Select Market, among other things, this could result in a number of negative implications, including reduced price and liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the loss of the ability to raise future capital, less coverage by analysts, fewer business development opportunities and greater difficulty in obtaining financing. In addition, in light of not being quoted on a national exchange, our Board may deregister our Class A common stock which would suspend our SEC reporting requirements.

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

On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a major final rule modifying the HIPAA Privacy, Security, Breach and Enforcement Rules, including revisions made by the Health Information Technology for Economic and Clinical Health Act. While we are still reviewing the extensive provisions of the rule, it generally appears to expand privacy and security requirements for business associates of entities that receive protected health information, increase penalties for noncompliance, and strengthen requirements for reporting of breaches, among other changes. The rule is effective March 23, 2013, and covered entities and business associates must comply with the applicable requirements of this final rule by September 23, 2013. We cannot determine at this time the cost of compliance with the new requirements

Governmental compliance is critical to the operation of our business. As legislators and regulatory bodies increase scrutiny of our industry, there may be adverse statements or charges against us by regulators or elected officials. Regardless of the factual basis, such allegations can result in investigation by regulators, legislators, and law enforcement officials, or in lawsuits. Responding to such allegations can be costly and time consuming. Adverse publicity can have a negative impact on our reputation, which could adversely affect our business and the results of operations.

The risks described in our Form 10-K, as updated, are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

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

DynaVox Inc.

Date: February 11, 2013	By	/s/ Michelle Wilver
Michelle Wilver
Chief Executive Officer

Date: February 11, 2013	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer