Form 10-Q
period 2013-03-29
DynaVox Inc.
filed 2013-05-17
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2013

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding as of April 23, 2013 was 11,391,820. The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding as of April 23, 2013 was 43 (excluding 47 shares of Class B common stock held by a subsidiary of the registrant).

DYNAVOX INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 29, 2013

Forward-Looking Statements

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, our performance under the credit agreement and deregistration of our Class A common stock. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as such factors may be updated by Quarterly Reports on Form 10-Q subsequently filed with the U.S. Securities and Exchange Commission (the “SEC”), including by “Item 1A. Risk Factors” of this report. Some of these important factors include, but are not limited, to the following:

•	We are in default under our credit agreement and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.

•

As the market price of our Class A common stock is no longer quoted on a national exchange, the market price of our common stock and our reputation may be negatively impacted and our ability to raise future capital may be impaired. In addition, our Board has decided to deregister our Class A common stock which will suspend our SEC reporting requirements.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 29, 2013	June 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,109	$17,944
Trade receivables - net of allowance for doubtful accounts of $1,901 and $1,510 as of March 29, 2013 and June 29, 2012, respectively	10,798	14,864
Other receivables	264	253
Inventories	3,437	5,401
Prepaid expenses and other current assets	1,068	1,055
Deferred taxes	67	685

Total current assets	29,743	40,202

PROPERTY AND EQUIPMENT - Net	1,467	2,890
INTANGIBLES - Net	20,145	22,941
DEFERRED TAXES	—	48,709
OTHER ASSETS	949	1,499

TOTAL ASSETS	$52,304	$116,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,200	$—
Trade accounts payable	2,788	4,900
Deferred revenue	1,342	1,693
Payable to related parties pursuant to tax receivable agreement	547	492
Other liabilities	5,384	7,503

Total current liabilities	35,261	14,588

LONG-TERM DEBT	—	31,200
DEFERRED TAXES	564
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	—	44,432
OTHER LONG-TERM LIABILITIES	1,417	1,956

Total liabilities	37,242	92,176

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 11,371,820 shares issued and 11,360,418 outstanding at March 29, 2013; 11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012	114	111

Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued and 90 shares outstanding at March 29, 2013 and June 29, 2012	—	—

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at March 29, 2013 and June 29, 2012	—	—

Additional paid-in capital	23,859	24,304
Accumulated deficit	(21,604)	(14,915)
Accumulated other comprehensive loss	(84)	(60)

Total stockholders’ equity attributable to DynaVox Inc.	2,285	9,440
Non-controlling interest	12,844	14,712
Non-controlling interest shareholder notes	(67)	(87)

Total equity	15,062	24,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,304	$116,241

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
NET SALES	$14,927	$24,027	$51,113	$73,434
COST OF SALES	4,479	6,649	14,453	20,415

GROSS PROFIT	10,448	17,378	36,660	53,019

OPERATING EXPENSES:
Selling and marketing	5,204	7,868	18,369	25,472
Research and development	1,726	1,540	5,190	5,251
General and administrative	4,267	4,388	11,810	13,222
Amortization of certain intangibles	192	110	575	330
Impairment loss	1,994	62,107	1,994	62,107

Total operating expenses	13,383	76,013	37,938	106,382

LOSS FROM OPERATIONS	(2,935)	(58,635)	(1,278)	(53,363)

OTHER INCOME (EXPENSE):
Interest income	22	7	33	22
Interest expense	(460)	(574)	(1,426)	(1,716)
Other income (expense) - net	43,842	13	44,359	(27)

Total other income (expense) - net	43,404	(554)	42,966	(1,721)

INCOME (LOSS) BEFORE INCOME TAXES	40,469	(59,189)	41,688	(55,084)
INCOME TAX EXPENSE (BENEFIT)	49,151	(7,248)	50,156	(6,614)

NET LOSS ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(8,682)	$(51,941)	$(8,468)	$(48,470)
Less: net loss attributable to the non-controlling interests	2,115	37,821	1,779	35,129

NET LOSS ATTRIBUTABLE TO DYNAVOX INC.	$(6,567)	$(14,120)	$(6,689)	$(13,341)

Weighted-average shares of Class A common stock outstanding:
Basic	11,360,418	10,642,642	11,214,338	10,354,917

Diluted	11,360,418	10,642,642	11,214,338	10,354,917

Net loss available to Class A common stock per share:
Basic	$(0.58)	$(1.33)	$(0.60)	$(1.29)

Diluted	$(0.58)	$(1.33)	$(0.60)	$(1.29)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	DynaVox Inc.		Non-controlling Interests		Total
	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirteen Weeks Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

NET LOSS	$(6,567)	$(14,120)	$(2,115)	$(37,821)	$(8,682)	$(51,941)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(34)	16	(47)	28	(81)	44

COMPREHENSIVE LOSS	$(6,601)	$(14,104)	$(2,162)	$(37,793)	$(8,763)	$(51,897)

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

NET LOSS	$(6,689)	$(13,341)	$(1,779)	$(35,129)	$(8,468)	$(48,470)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(24)	(20)	(27)	(38)	(51)	(58)

COMPREHENSIVE LOSS	$(6,713)	$(13,361)	$(1,806)	$(35,167)	$(8,519)	$(48,528)

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common A shares		Common B shares		Additional	Retained Earnings	Accumulated Other	Non-	Non- Controlling Interest	Total
	Number of Units	Amount	Number of Units	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Controlling Interest	Shareholder Notes	Stockholders’ Equity

BALANCE - July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	1,672	—	—	—	—	1,672
Equity distributions	—	—	—	—	(1,400)	—	—	—	—	(1,400)
Allocation of deferred tax assets and liabilities	—	—	—	—	187	—	—	—	—	187
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(1,217)	—	—	—	—	(1,217)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	11	—	—	(18)	—	(7)
Exchange of subsidiary shares from non-controlling interest	1,426,836	14	(10)	—	4,030	—	(3)	(4,041)	—	—
Net loss	—	—	—	—	—	(13,341)	—	(35,129)	—	(48,470)
Foreign currency translation adjustments	—	—	—	—	—	—	(20)	(38)	—	(58)

BALANCE - March 30, 2012	10,810,171	$108	90	$—	$25,511	$(9,806)	$(41)	$17,571	$(87)	$33,256

BALANCE - June 29, 2012	11,053,531	$111	90	$—	$24,304	$(14,915)	$(60)	$14,712	$(87)	$24,065
Equity-based compensation expense	—	—	—	—	1,088	—	—	—	—	1,088
Equity distributions	—	—	—	—	(1,517)	—	—	—	—	(1,517)
Reduction of non-controlling interest shareholder notes	—	—	—	—	(10)	—	—	—	20	10
Allocation of deferred tax assets and liabilities	—	—	—	—	41	—	—	—	—	41
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(89)	—	—	—	—	(89)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	4	—	—	(3)	—	1
Issuance of restricted Common A shares, net of shares withheld	231,187	2	—	—	(20)	—	—	—	—	(18)
Exchange of subsidiary shares from non-controlling interest	75,700	1	—	—	58			(59)		—
Net loss	—	—	—	—	—	(6,689)	—	(1,779)	—	(8,468)
Foreign currency translation adjustments	—	—	—	—	—	—	(24)	(27)	—	(51)

BALANCE - March 29, 2013	11,360,418	$114	90	$—	$23,859	$(21,604)	$(84)	$12,844	$(67)	$15,062

See notes to unaudited condensed consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the controlling and non-controlling interests	$(8,468)	$(48,470)
Depreciation	1,525	2,325
Amortization of certain intangibles	896	681
Amortization of deferred financing costs	510	510
Equity-based compensation expense	1,088	1,672
Bad debt expense	1,402	1,928
Change in fair value of acquisition contingencies	10	27
Deferred taxes	49,925	(6,925)
Change in payable to related parties pursuant to tax receivable agreement	(44,459)	—
Loss (gain) on disposal of assets	69	(68)
Impairment loss	1,994	62,107
Changes in operating assets and liabilities:
Trade receivables	2,653	1,777
Inventories	1,964	(175)
Other assets	25	450
Deferred revenue	(592)	(304)
Trade accounts payable	(2,108)	(1,752)
Accrued compensation	(2,469)	(1,441)
Accrued interest	(10)	8
Other-net	317	451

Net cash provided by operating activities	4,272	12,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(277)	(452)
Proceeds from sale of property and equipment	9	80

Net cash used in investing activities	(268)	(372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on acquisition contingencies	(270)	(976)
Equity distributions	(1,517)	(1,400)
Repayments of debt agreements	(6,000)	—
Redemption of management and common units	(1)	(7)

Cash used in financing activities	(7,788)	(2,383)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(58)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,835)	9,988
CASH AND CASH EQUIVALENTS:
Beginning of period	17,944	12,171

End of period	$14,109	$22,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$882	$1,171

Net income taxes paid	$150	$319

The Company had non-cash investing activities of $3 and $- for accrued capital costs during the thirty-nine weeks ended March 29, 2013 and March 30, 2012, respectively.

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

Non-Controlling Interest

The table below sets forth the non-controlling interest ownership as of June 29, 2012 and March 29, 2013 and reflects the exchange of 75,700 vested Holdings Units for Class A common stock during the thirty-nine weeks ended March 29, 2013.

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common Shares	Total*
June 29, 2012	18,803,832	11,056,335	29,860,167
March 29, 2013	18,724,123	11,371,820	30,095,943

Ownership percentage:
June 29, 2012	63.0%	37.0%	100.0%
March 29, 2013	62.2%	37.8%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis.

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

The Corporation entered into a tax receivable agreement (“TRA”) with the DynaVox Holdings owners that will provide for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. Payments are anticipated to be made annually over approximately 30 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO. The payments are made in accordance with the terms of the TRA. The timing and ultimate discharge of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize the tax benefits defined in the TRA. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

During the thirty-nine week period ended March 29, 2013, the Company recorded a net decrease of $493 to the TRA liability resulting from an increase of $82 related to the exchange of 75,700 units of DynaVox Holdings for Class A Common Stock and a decrease of $575 due to the effect of a state deferred tax rate change. The increase of $82 represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $7 decrease to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity. The $575 related to the state deferred tax rate change has been recorded in other income as a relief from an obligation.

During the thirty-nine week period ended March 30, 2012, the Company recorded an increase to the TRA liability of $5,005 related to the exchange of 1,426,836 units of DynaVox Holdings for Class A common stock. This increase represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $3,788 increase to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity.

As of March 29, 2013 and June 29, 2012, the estimated liability representing the expected payments due under the TRA was $547 and $44,924, respectively. During the fiscal year ending June 28, 2013, the Company expects to pay the $547. During the third quarter of fiscal year 2013, the Company changed its estimate and reduced $43,884 of the estimated liability in connection with placing a substantial valuation allowance on its deferred tax assets as it was determined that it was more likely than not that the tax benefits would not be realized (See Note 7). The change in the liability was recorded as income through Other income (expense) – net on the condensed consolidated statement of operations. Future changes in our assessment of our ability to realize deferred tax assets would have an effect on our estimate of the TRA liability. If we were to determine that a reduction to our valuation allowance against our deferred tax assets was necessary because it was more likely than not that we would realize the tax benefits, we would record a corresponding increase to our TRA liability.

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

2. OPERATING MATTERS

The Company has experienced a decline in revenue, earnings, and cash flows from historical levels. Due to this continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness during the third quarter necessary to maintain financial covenant compliance. A voluntary prepayment of $3,986 would have been required to maintain financial covenant compliance. Accordingly, the Company is in violation of the Net Senior Debt to EBITDA financial covenant under its credit agreement ( the “2008 Credit Facility”) and has received a Notice of Events of Default; Reservation of Rights (“Default Notice”) from GE Business Financial Services Inc., as Agent (the “Lenders Agent”). The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the agreement. Included in these rights and remedies, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility, at any time, can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. The Company does not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts.

The Company continues to engage in active and continuing discussions with its lenders to modify the 2008 Credit Facility (see Note 6) which would prevent the acceleration of the outstanding principal. Additionally, the Company has also engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives. Last, the Company remains committed to its research and development activities and the launch of its new products.

At March 29, 2013, as a result of this default, the entire amount outstanding under the 2008 Credit Facility of $25,200 has been recorded as a current liability.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility and the continuing decline of our operating performance and cash flows raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

3. ACCOUNTING POLICIES

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

Recently Issued Accounting Standards – In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to the existing guidance related to testing indefinite-lived intangible assets for impairment. Under the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

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

On December 29, 2012, the Company adopted changes that were issued by the FASB related to the reclassification of amounts out of accumulated comprehensive income by component. Under the amendments, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of these changes had no impact on the Company’s consolidated financial statements as we had no reclassifications from accumulated other comprehensive income (loss).

4. BALANCE SHEET ITEMS

Inventories as of March 29, 2013 and June 29, 2012 consist of the following:

	March 29, 2013	June 29, 2012

Raw Materials	$1,675	$3,073
Work in progress	11	16
Finished Goods	1,751	2,312

Inventories	$3,437	$5,401

The components of property and equipment as of March 29, 2013 and June 29, 2012 are as follows:

	March 29, 2013	June 29, 2012

Molds, machinery and equipment	$8,486	$8,690
Computer equipment and purchased software	5,057	5,037
Furniture, fixtures and office equipment	1,248	1,326
Leasehold improvements	349	652

Total property and equipment - gross	15,140	15,705
Less accumulated depreciation	(13,785)	(12,866)
Construction in process	112	51

Property and equipment - net	$1,467	$2,890

The Company recorded an impairment charge of $94 related to the abandonment of certain leasehold improvements in the third quarter of fiscal 2013.

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	March 29, 2013				June 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount

Goodwill	$60,846	$60,846	$—	$—	$60,846	$60,846	$—	$—
Acquired software technology	3,253	127	2,571	555	3,253	127	2,245	881
Commercial computer software	311	175	136	—	311	175	136	—
Acquired patent technology	4,330	2,523	1,617	190	4,330	2,523	1,047	760
Developed patent technology	244	244	—	—	244	244	—	—
Trade names	2,300	2,042	58	200	100	42	58	—
Symbols and trade names (indefinite live)	23,100	3,900	—	19,200	25,300	4,000	—	21,300

	$33,538	$9,011	$4,382	$20,145	$33,538	$7,111	$3,486	$22,941

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

The Company uses the end of its fiscal year for the annual test. In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators relating to intangibles with indefinite lives and finite-lives, the Company performed the test for recoverability of the indefinite-lived and finite-lived asset group to be held, and used, as of June 29, 2012 and March 30, 2012. As a result, the Company performed a test for each asset grouping and determined that an impairment had occurred and an asset impairment loss of $66,901 was recorded for the fiscal year ended June 29, 2012, of which $60,846 related to goodwill, $3,300 related to indefinite-lived intangible assets, and $2,755 was related to finite-lived intangible assets. There was $62,107 of the total charge for fiscal year 2012 that was recorded during the third quarter of fiscal year 2012.

During the third quarter of fiscal 2013, the Company determined there were indicators of potential impairment of intangibles with indefinite lives. These indicators include a decline in revenue, earnings, and cash flows from historical levels coupled with a change in the manner that one of its trade names will be used prospectively and uncertainty surrounding the Company’s ability to continue as a going concern.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 16.5% for both trade names and symbols. The Company determined that the fair value of the symbols exceeded its carrying value and no impairment charge was necessary. The Company determined that an impairment had occurred for the trade names and an impairment loss of $1,900 was recorded which was equal to the excess of the carrying value over the fair value. Additionally, the Company determined that one of the indefinite-lived trade names had a finite life due to the refinement of a business strategy. The finite-lived intangible asset will be amortized over one year.

Amortization expense related to intangibles for the thirteen week periods ended March 29, 2013 and March 30, 2012 was $298 and $227, respectively. Amortization expense related to intangibles for the thirty-nine week periods ended March 29, 2013 and March 30, 2012 was $896 and $681, respectively. Estimated amortization expense for the remainder of fiscal year 2013 and each subsequent two fiscal years is as follows: 2013 – $347; 2014 – $431; and 2015 – $167. All intangibles with finite lives will be fully amortized in the fiscal year 2015.

6. LONG-TERM DEBT

Long-term debt as of March 29, 2013 and June 29, 2012 consists of the following:

	March 29, 2013	June 29, 2012
2008 Credit Facility	25,200	31,200

Total debt	25,200	31,200
Less amounts callable	(25,200)	—

Long-term debt - less amounts callable	$—	$31,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA). The 2008 Credit Facility, as amended, provides for a $52,000 term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12,925 aggregate loan commitment amount available that matures on June 23, 2013. As of March 29, 2013, $25,200 was outstanding under the term loan facility and there were no borrowings outstanding or funds available under the revolving credit facility.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of both March 29, 2013 and June 29, 2012) or the Prime rate, plus a credit spread (6.3% as of both March 29, 2013 and June 29, 2012) for all term loans.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of March 29, 2013 and June 29, 2012, the Company’s credit spreads were as follows:

	March 29, 2013		June 29, 2012
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	N/A	N/A	3.00%	4.00%

At March 29, 2013 and June 29, 2012, the commitment fee was 0.375% on the unused portion of the revolving credit facility.

Financial Covenants and Covenant Violation

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum Capital Expenditures, minimum Fixed-Charge Coverage ratio, maximum Net Senior Debt to EBITDA ratio and maximum Net Total Debt to EBITDA ratio, and places certain restrictions on acquisitions and payment of dividends.

Due to the continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness during the third quarter necessary to maintain financial covenant compliance. A voluntary prepayment of $3,986 would have been required to maintain financial covenant compliance. Accordingly, the Company is in violation of the Net Senior Debt to EBITDA financial covenant under the 2008 Credit Facility and has received a Default Notice from the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the credit agreement and are entitled to exercise any and all default-related rights and remedies under the agreement. Included in these rights and remedies, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility, at any time, can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. Additionally, the interest rate on the debt could be increased to the default rate of our current rate plus 2%. The Company does not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts.

At March 29, 2013, as a result of this default, the entire amount outstanding under the 2008 Credit Facility of $25,200 has been recorded as a current liability.

The Company continues to engage in active and continuing discussions with its lenders and their advisers. There can be no assurance that we can reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our obligations in a timely manner, or at all. The Company has also engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives.

In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets. Should this occur, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. See Note 2 – Operating Matters.

7. INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Income tax expense (benefit)	$49,151	$(7,248)	$50,156	$(6,614)
Effective income tax rate	121.45%	12.25%	120.31%	12.01%

The tax provision for the current year period is based on an estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which is not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain entertainment and lobbying expenses that are not deductible for tax purposes. During the thirteen and thirty-nine weeks ended March 29, 2013, the Company recorded a substantial valuation allowance on our deferred tax assets related to the Company for $49,360 as it was determined that it was more likely than not that the tax benefits would not be realized. The Company also recorded discrete items that resulted in income tax expense (benefit) which related to interest associated with the reserve for uncertainties in income tax positions, and a tax benefit related to research and development, other permanent provision to return items, and the effect of changes to state deferred tax rates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows:

Balance as of June 29, 2012	$66
Increases in prior period tax positions	7

Balance as of March 29, 2013	$73

The Company recognizes interest and penalties related to income taxes as a component of corporate income tax expense.

The Company files income tax returns with federal, state, local, and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2009 – 2012 are currently open for examination. Foreign tax returns associated with fiscal years 2008 – 2012 also remain open under the statute.

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

Level 1 – Inputs to the valuation methodology are based on quoted prices for an identical asset or liability in an active market.

Level 2 – Inputs to the valuation methodology are based on quoted prices for a similar asset or liability in an active market, quoted prices for an identical or similar asset or liability in an inactive market, or model- derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at March 29, 2013 and June 29, 2012:

	As of March 29, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$256	$—	$—	$256

Total assets	$256	$—	$—	$256

Liabilities
Acquisition - related contingent considerations	$—	$—	$1,334	$1,334

Total liabilities	$—	$—	$1,334	$1,334

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition - related contingent considerations	$—	$—	$1,594	$1,594

Total liabilities	$—	$—	$1,594	$1,594

The following table represents the change in the acquisition-related contingent consideration liabilities during the thirty-nine weeks ended March 29, 2013:

Balance as of June 29, 2012	$1,594
Losses included in earnings (1)	10
Settlements	(270)

Balance as of March 29, 2013	$1,334

(1)	Amounts were recorded to interest expense and other income (expense)-net on the condensed consolidated statement of operations.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At March 29, 2013 and June 29, 2012, the fair value of the Company’s debt instruments approximated their respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s long-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities. This is considered a level 2 measurement in the fair value hierarchy.

During the thirteen and thirty-nine weeks ended March 29, 2013, the Company recorded an impairment loss of $1,900 relating to impairment of indefinite-lived intangible assets (See Note 5). During the thirteen and thirty-nine weeks ended March 30, 2012 the Company recorded an impairment loss of $62,107 relating to impairment of goodwill and finite-lived intangible assets. These non-financial assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. We consider the fair value of these intangible assets to be level 3 measurements due to the presence of significant inputs that are unobservable and based on management’s estimates. Note 5 contains a discussion of the valuation methodologies used to measure these intangible assets.

The following table presents assets measured at fair value on a nonrecurring basis at March 29, 2013 and June 29, 2012. There were no nonrecurring fair value measurements of liabilities.

	As of March 29, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Trade names	$—	$—	$200	$200
Symbols and trade names (indefinite life)	$—	$—	$800	$800

Total assets	$—	$—	$1,000	$1,000

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Acquired software technology	$—	$—	$130	$130
Acquired patent technology	—	—	760	760
Symbols and trade names (indefinite life)	—	—	9,700	9,700

Total assets	$—	$—	$10,590	$10,590

9. EQUITY-BASED COMPENSATION

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

The Company recorded stock compensation expense related to stock option awards, restricted stock and Holding Unit awards as follows:

	Thirteen Weeks Ended
	March 29, 2013					March 30, 2012
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Holding Units	$—	$2	$1	$7	$10	$—	$8	$2	$6	$16
Options	6	29	51	160	246	5	25	69	391	490
Restricted Stock	1	8	8	17	34	—	—	—	37	37

Total	$7	$39	$60	$184	$290	$5	$33	$71	$434	$543

	Thirty-nine Weeks Ended
	March 29, 2013					March 30, 2012
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Holding Units	$—	$5	$3	$20	$28	$—	$22	$8	$20	$50
Options	15	114	173	558	860	16	129	203	1,167	1,515
Restricted Stock	4	51	49	96	200	—	—	—	107	107

Total	$19	$170	$225	$674	$1,088	$16	$151	$211	$1,294	$1,672

A summary of the Company’s stock option activity under the 2010 Long-Term Incentive Plan (“2010 Plan”) for the thirty-nine weeks ended March 29, 2013 is as follows:

	Options	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding - June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.3	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(298,350)	4.10-15.00	—	—	—

Outstanding - March 29, 2013	1,060,200	1.21-15.00	$10.86	7.7	$—

Exercisable - March 29, 2013	337,225	$5.47-15.00	$13.66	7.3	$—

As of March 29, 2013, there was $2,330 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the Company’s restricted stock under the 2010 Plan for the thirty-nine weeks ended March 29, 2013 is as follows:

	Restricted Shares of Class A Common Stock	Weighted- Average Grant Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value

Non-vested Outstanding - June 29, 2012	2,804	$5.35	1.2	$3
Granted	1,100,000	0.48		527
Vested	(273,902)	0.50		138
Forfeited	(63,750)	0.48		31

Non-vested Outstanding - March 29, 2013	765,152	$0.49	2.6	$421

As of March 29, 2013, there was $315 of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the changes in non-vested Holdings Units outstanding during the thirty-nine weeks ended March 29, 2013 is detailed in the following table below:

	Number of Awards	Weighted- Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holding Units:
Non-vested Outstanding - June 29, 2012	46,817	$3.36	$—
Granted	—	—	—
Vested	(19,602)	3.24	—
Forfeited	(4,010)	2.59	—
Redeemed	—	—	—

Non-vested Outstanding - March 29, 2013	23,205	$3.98	$—

Non-vested Holdings Units that were service-based retained their original vesting date and unrecognized compensation expense associated with them will be expensed according to the original schedule. As of March 29, 2013, there was $24 of unrecognized compensation expense related to non-vested Holdings Units that is expected to be recognized over a weighted-average vesting period of 1.2 years.

10. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$(6,567)	$(14,120)	$(6,689)	$(13,341)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	11,360,418	10,642,642	11,214,338	10,354,917
Effect of dilutive securities:
Options and restricted stock	—	—	—	—

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	11,360,418	10,642,642	11,214,338	10,354,917

Basic net income (loss) attributable to DynaVox Inc. per common share	$(0.58)	$(1.33)	$(0.60)	$(1.29)

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(0.58)	$(1.33)	$(0.60)	$(1.29)

Weighted-average shares of stock options which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts were 1,080,009 and 1,178,483 for the thirteen and thirty-nine weeks ended March 29, 2013, respectively, and 1,536,857 and 1,560,354 for the thirteen and thirty-nine week period ended March 30, 2012, respectively. Weighted-average shares of restricted stock which were anti-dilutive and thus not included in the computation of weighted-average diluted common share amounts were 815,592 and 493,058 for the thirteen and thirty-nine weeks ended March 29, 2013, respectively, and 15,317 and 14,564 for the thirteen and thirty-nine week period ended March 30, 2012, respectively.

The shares of Class B common stock do not share in the earnings or losses of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

11. COMMITMENTS AND CONTINGENCIES

Restructuring – In June 2012, the Company entered into a separation agreement with its former Chief Executive Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $1,000 in severance, to be paid over an 18-month period, commencing with a payment of $250 on December 12, 2012, and the remaining $750 payable in equal installments over the period. In addition to the severance payment, the Company will provide continued health benefits for 18 months and all amounts credited to this individual’s account in an executive retirement plan became fully vested. The Company has recorded a total of $627 and $1,075 in other liabilities and other long-term liabilities on the Company’s consolidated balance sheet at March 29, 2013 and June 29, 2012, respectively.

In March 2013, the Company entered into a separation agreement with its former Chief Legal Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $225 in severance, to be paid over a 12-month period, commencing with a payment of $113 on September 5, 2013, and the remaining $112 payable in equal installments over the next six months. The Company has recorded a liability of $225 in other liabilities on the Company’s consolidated balance sheet at March 29, 2013.

Leases – In February 2013, the Company signed a lease amendment for our facility in Pittsburgh, Pennsylvania which will extend the lease for five years with the Company’s option for an additional five years after the initial period. The annual rent expense is approximately $618.

Purchase Commitments – In March 2013, the Company recorded a charge for $251 related to open purchase order commitments for certain slower moving inventory. The $251 is recorded in other liabilities at March 29, 2013 in the Company’s condensed consolidated balance sheet.

Other Matters – From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company has recorded liabilities of $14 as of March 29, 2013 and $495 as of June 29, 2012 for contract disputes and product liability matters. Also, during the thirty-nine weeks ended March 29, 2013, the Company received a payment of $98 for a product liability matter. This gain has been recorded as a reduction to cost of sales on the condensed consolidated statement of operations.

12. SUBSEQUENT EVENTS

On April 15, 2013, the Company’s Class A common stock was delisted from the NASDAQ Global Select Market and began trading on the OTC Markets OTCQB marketplace on April 16, 2013.

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

We believe that reduced domestic government funding since the beginning of fiscal year 2011, particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers has adversely affected our product sales in the United States during this time period.

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the thirty-nine weeks ended March 29, 2013, we recorded $3.4 million less in net device sales as a result of the funding shift as compared to the thirty-nine weeks ended March 30, 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our special education software sales being moderately higher.

Our primary operating expenses are selling and marketing, research and development and general and administrative.

Due to the continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness during the third quarter necessary to maintain financial covenant compliance. A voluntary prepayment of $4.0 million would have been required to maintain financial covenant compliance. Accordingly, the Company is in violation of the Net Senior Debt to EBITDA financial covenant under the credit agreement (the “2008 Credit Facility”) and has received a Notice of Events of Default; Reservation of Rights (“Default Notice”) from GE Business Financial Services Inc., as Agent (the “Lenders Agent”). The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the credit agreement and are entitled to exercise any and all default-related rights and remedies under the agreement. The Company continues to engage in active and continuing discussions with its lenders.

In connection with our ongoing discussions with the lenders, in April 2013, the Company engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives. There can be no assurance that we can reach a resolution with the lenders, obtain sufficient financing or enter into other transactions to satisfy our obligations in a timely manner, or at all. If we are unable to resolve our situation with our lenders and/or to raise sufficient additional funds, we would be required to reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our new product development programs and/or scaling back our commercial operations. In addition, at any time, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. Also, the interest rate on the debt could be increased to the default rate of our current rate plus 2%. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the outstanding indebtedness under the 2008 Credit Facility in full. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or the Company or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. See “Liquidity and Capital Resources” and “Part II – Item 1A. Risk Factors – We are in default under our 2008 Credit Facility and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.”

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(Amounts in thousands)		(Amounts in thousands)
Net Sales
Speech generating devices	$12,532	$20,684	$42,701	$60,815
Special education software	2,395	3,343	8,412	12,619

	$14,927	$24,027	$51,113	$73,434

Percentage of net sales
Speech generating devices	84.0%	86.1%	83.5%	82.8%
Special education software	16.0%	13.9%	16.5%	17.2%

	100.0%	100.0%	100.0%	100.0%

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

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of acquired software technology, acquired patents, internally developed patents, and trade names which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over three to 10 years, acquired patents are amortized over the life of the patent, internally developed patents are amortized over their useful life, and trade names are amortized over three years. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of patents is included in operating expenses. In connection with the impairment charges taken in the third quarter of fiscal year 2013, the Company determined that one of the indefinite-lived trade names had a finite life due to the refinement of a business strategy. The finite-lived intangible asset of $0.2 million will be amortized over one year beginning in the fourth quarter of fiscal year 2013. Additionally, in connection with the impairment charges taken in the fourth quarter of fiscal year 2012, we reduced the useful lives of certain acquired software technology and acquired patents to one year.

Impairment Loss. Long-lived assets, which include fixed assets and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or group of assets may not be recoverable. Intangible assets with indefinite-lives are reviewed at least annually, or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Other Income (Expense) – net

Other income (expense) – net consists primarily of changes to the payable to related parties pursuant to the tax receivable agreement primarily as a result of change in estimates.

Income Taxes

We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. In addition, DynaVox Inc. is subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC (“DynaVox Holdings”) and is taxed at the prevailing corporate tax rates. During the thirteen and thirty-nine weeks ended March 29, 2013, the Company recorded a substantial valuation allowance on our deferred tax assets related to DynaVox Inc. for $49.4 million as it was determined that it was more likely than not that the tax benefits would not be realized.

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

As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of March 29, 2013 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Outstanding Common A Shares	Total*
March 29, 2013	18,724,123	11,371,820	30,095,943
	62.2%	37.8%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present statement of operation line items down to income before income taxes, as well as Adjusted EBITDA.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 29, 2013	% of Net Sales	March 30, 2012	% of Net Sales	March 29, 2013	% of Net Sales	March 30, 2012	% of Net Sales
	(unaudited)				(unaudited)
	(Dollars in thousands)				(Dollars in thousands)
Net Sales	$14,927	100.0%	$24,027	100.0%	$51,113	100.0%	$73,434	100.0%
Costs of goods sold	4,479	30.0%	6,649	27.7%	14,453	28.3%	20,415	27.8%

Gross profit	10,448	70.0%	17,378	72.3%	36,660	71.7%	53,019	72.2%

Operating Expenses:
Selling and marketing	5,204	34.9%	7,868	32.7%	18,369	35.9%	25,472	34.7%
Research and development	1,726	11.6%	1,540	6.4%	5,190	10.2%	5,251	7.2%
General and administrative	4,267	28.6%	4,388	18.3%	11,810	23.1%	13,222	18.0%
Amortization of certain intangibles	192	1.3%	110	0.5%	575	1.1%	330	0.4%
Impairment loss	1,994	13.4%	62,107	258.5%	1,994	3.9%	62,107	84.6%

Total operating expenses	13,383	89.7%	76,013	316.4%	37,938	74.2%	106,382	144.9%

Income (loss) from operations	(2,935)	-19.7%	(58,635)	-244.0%	(1,278)	-2.5%	(53,363)	-72.7%

Other Income (Expense):
Interest income	22	0.1%	7	0.0%	33	0.1%	22	0.0%
Interest expense	(460)	-3.1%	(574)	-2.4%	(1,426)	-2.8%	(1,716)	-2.3%
Other income (expense) - net	43,842	293.7%	13	0.1%	44,359	86.8%	(27)	0.0%

Total other income (expense) - net	43,404	290.8%	(554)	-2.3%	42,966	84.1%	(1,721)	-2.3%

Income (loss) before income taxes	$40,469	271.1%	$(59,189)	-246.3%	$41,688	81.6%	$(55,084)	-75.0%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Adjusted EBITDA (1)	$647	$5,038	$5,079	$13,741

(1)	Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Income (loss) before income taxes	$40,469	$(59,189)	$41,688	$(55,084)
Depreciation	439	733	1,525	2,325
Amortization of certain intangibles	298	228	896	681
Interest income	(22)	(7)	(33)	(22)
Interest expense	460	574	1,426	1,716
Other expense (income), net (1)	52	(29)	72	(35)
Equity-based compensation	290	543	1,088	1,672
Employee severance and other costs	497	3	775	151
Impairment loss	1,994	62,107	1,994	62,107
Tax receivable agreement (2)	(43,884)	—	(44,459)	—
Other adjustments (3)	54	75	107	230

Adjusted EBITDA	$647	$5,038	$5,079	$13,741

(1)	Excludes realized foreign currency gains and losses.
(2)	Includes other expense (income), net recognized as a result of changes to the estimated amounts payable to related parties pursuant to the tax receivable agreement.
(3)	Includes certain amounts related to other taxes.

Thirteen Week Period Ended March 29, 2013 Compared to the Thirteen Week Period Ended March 30, 2012

Net Sales

Net sales decreased 37.9%, or $9.1 million, to $14.9 million for the thirteen week period ended March 29, 2013 from $24.0 million for the thirteen week period ended March 30, 2012. The decrease in device sales was $8.2 million, or 39.4%. Software sales decreased $0.9 million, or 28.4%, in the thirteen week period ended March 29, 2013 compared to the thirteen week period ended March 30, 2012. As previously disclosed, we have continued to experience a softening of demand for both our speech generating devices and software products that began in fiscal year 2011. We believe that reduced domestic government funding since the beginning of fiscal year 2011, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers has continued to adversely affect our product sales in the United States during the thirteen week period ended March 29, 2013.

Gross Profit and Gross Margin

Gross profit decreased 39.9%, or $6.9 million, to $10.4 million for the thirteen week period ended March 29, 2013 from $17.4 million for the thirteen week period ended March 30, 2012. The $6.9 million decrease in gross profit was due mainly to lower device sales of $8.2 million and lower education software sales of $0.9 million. Gross margin decreased 230 basis points to 70.0% for the thirteen week period ended March 29, 2013 from 72.3% for the thirteen week period ended March 30, 2012. Gross margin decreased primarily as a result of lower sales volume in both devices and education software and changes within the mix of product sales.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 33.9%, or $2.7 million, to $5.2 million for the thirteen week period ended March 29, 2013 from $7.9 million for the thirteen week period ended March 30, 2012. The $2.7 million decrease consists primarily of $0.7 million of lower advertising expense, $0.9 million of lower wages and benefits, a $0.3 million reduction in sales related travel functions and $0.6 million of lower variable compensation. The lower advertising expense reflects a $0.5 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 34.9% and 32.7% of net sales for the thirteen week periods ended March 29, 2013 and March 30, 2012, respectively

Research and Development. Research and development expenses increased 12.1%, or $0.2 million, to $1.7 million for the thirteen week period ended March 29, 2013 from $1.5 million for the thirteen week period ended March 30, 2012. This increase was due primarily to a $0.2 million increase in internal development resources. Research and development expenses totaled 11.6% and 6.4% of net sales for the thirteen week periods ended March 29, 2013 and March 30, 2012, respectively.

General and Administrative. General and administrative expenses decreased 2.8%, or $0.1 million, to $4.3 million for the thirteen week period ended March 29, 2013 from $4.4 million for the thirteen week period ended March 30, 2012. The net decrease includes a $0.2 million reduction in personnel related expenses and $0.2 million of lower equity-based compensation offset by a $0.3 million increase in severance costs. These expenses as a percentage of net sales were 28.6% and 18.3% for the thirteen week periods ended March 29, 2013 and March 30, 2012, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.1 million, from $0.1 million to $0.2 million, for the thirteen week period ended March 29, 2013 compared to the thirteen week period ended March 30, 2012. The increase in amortization expense for the third quarter of fiscal year 2013 as compared to the same period of the prior fiscal year was a result of the estimated remaining lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Impairment Loss. The impairment loss of $2.0 million for the thirteen week period ended March 29, 2013 was the result of a $1.9 million impairment of indefinite-lived intangible assets and $0.1 million of impairment related to the abandonment of certain leasehold improvements. The impairment loss of $62.1 million for the thirteen week period ended March 30, 2012 was the result of a $60.8 million impairment of goodwill and $1.3 million of impairment related to finite-lived intangibles.

Loss From Operations. Loss from operations was $2.9 million for the thirteen week period ended March 29, 2013 compared to a loss from operations of $58.6 million for the thirteen week period ended March 30, 2012. The change in loss from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.1 million to $0.5 million for the thirteen week period ended March 29, 2013 from $0.6 million for the thirteen week period ended March 30, 2012 primarily as a result of the $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012 and the $6.0 million voluntary debt repayment in the first quarter of fiscal year 2013.

Other Income (Expense) – net. Net other income was $43.8 million for the thirteen week period ended March 29, 2013 compared to net other income of less than $0.1 million for the thirteen week period ended March 30, 2012. The increase was primarily the result of a $43.9 million change in the estimated amounts payable to related parties pursuant to the tax receivable agreement in connection with recording a valuation allowance on deferred tax assets of $49.4 million.

Income Tax Expense (Benefit). Income tax expense was $49.1 million for the thirteen week period ended March 29, 2013 compared to an income tax benefit of $7.2 million for the thirteen week period ended March 30, 2012. The change was primarily the result of a $49.4 million valuation allowance recorded on deferred tax assets during the thirteen week period ended March 29, 2013 coupled with a tax benefit of $7.2 million recorded during the thirteen week period ended March 30, 2012 related to a $59.2 million loss before income taxes.

Adjusted EBITDA. Adjusted EBITDA decreased $4.4 million to $0.6 million for the third quarter of fiscal year 2013 compared to $5.0 million for the third quarter of fiscal year 2012. The $4.4 million decrease was primarily a net result of the $9.1 million decrease in net sales, a $2.2 million reduction in cost of goods sold and $2.7 million of lower operating expenses, excluding the impairment loss in the prior year. Equity-based compensation and depreciation and amortization expense were $0.3 million and $0.2 million, respectively, lower in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012. During the third quarter of fiscal year 2013, the Company changed its estimate relating to amounts payable to related parties pursuant to tax receivable agreement and reduced this liability by $43.9 million. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Thirty-nine Week Period Ended March 29, 2013 Compared to the Thirty-nine Week Period Ended March 30, 2012

Net Sales

Net sales decreased 30.4%, or $22.3 million, to $51.1 million for the thirty-nine week period ended March 29, 2013 from $73.4 million for the thirty-nine week period ended March 30, 2012. The decrease in device sales was $18.1 million, or 29.8%. Software sales decreased $4.2 million, or 33.3%, in the thirty-nine week period ended March 29, 2013 compared to the thirty-nine week period ended March 30, 2012. Software sales for the thirty-nine week period ended March 30, 2012 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales and software sales decreased $20.9 million and $2.8 million, or 28.5% and 22.2%, respectively. As previously disclosed, we continued to experience a softening of demand for both our speech generating devices and software products that had begun in fiscal year 2011. We believe that reduced domestic government funding since the beginning of fiscal year 2011, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers continued to adversely affect our product sales in the United States during the thirty-nine week period ended March 29, 2013.

Also, beginning in the second quarter of fiscal year 2012, we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For the thirty-nine week period ended March 29, 2013, we recorded $3.4 million less in net device sales as a result of the funding shift as compared to the thirty-nine week period ended March 30, 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 30.9%, or $16.3 million, to $36.7 million for the thirty-nine week period ended March 29, 2013 from $53.0 million for the thirty-nine week period ended March 30, 2012. The $16.3 million decrease in gross profit was due mainly to lower device sales of $18.1 million and lower education software sales of $4.2 million compared to the prior year. Gross margin decreased 50 basis points to 71.7% for the thirty-nine week period ended March 29, 2013 from 72.2% for the thirty-nine week period ended March 30, 2012. Gross margin decreased primarily as a result of lower volume and product mix slightly offset by a decrease in royalties and personnel costs.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 27.9%, or $7.1 million, to $18.4 million for the thirty-nine week period ended March 29, 2013 from $25.5 million for the thirty-nine week period ended March 30, 2012. The $7.1 million decrease consists primarily of $2.2 million of lower advertising expense, $2.5 million of lower wages and benefits, $1.4 million of lower variable compensation and a $0.8 million reduction in sales related travel functions. The lower advertising expense reflects a $1.5 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 35.9% and 34.7% of net sales for the thirty-nine week periods ended March 29, 2013 and March 30, 2012, respectively.

Research and Development. Research and development expenses decreased 1.2%, or $0.1 million, to $5.2 million for the thirty-nine week period ended March 29, 2013 from $5.3 million for the thirty-nine week period ended March 30, 2012. This decrease was due primarily to a $0.1 million reduction in expense as a result of changes to our benefit programs. Research and development expenses totaled 10.2% and 7.2% of net sales for the thirty-nine week periods ended March 29, 2013 and March 30, 2012, respectively.

General and Administrative. General and administrative expenses decreased 10.7%, or $1.4 million, to $11.8 million for the thirty-nine week period ended March 29, 2013 from $13.2 million for the thirty-nine week period ended March 30, 2012. The decrease includes a $0.6 million reduction in bad debt expense and $0.6 million of lower equity-based compensation. Depreciation expense decreased $0.3 million. These expenses as a percentage of net sales were 23.1% and 18.0% for the thirty-nine week periods ended March 29, 2013 and March 30, 2012, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.3 million, from $0.3 million to $0.6 million, for the thirty-nine week period ended March 29, 2013 compared to the thirty-nine week period ended March 30, 2012. The increase was primarily a result of the estimated remaining lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Impairment Loss. The impairment loss of $2.0 million for the thirty-nine week period ended March 29, 2013 was the result of a $1.9 million impairment of indefinite-lived intangible assets and $0.1 million of impairment related to the abandonment of certain leasehold improvements. The impairment loss of $62.1 million for the thirty-nine week period ended March 30, 2012 was the result of a $60.8 million impairment of goodwill and $1.3 million of impairment related to finite-lived intangibles.

Loss From Operations. Loss from operations was $1.3 million for the thirty-nine week period ended March 29, 2013 compared to a loss of $53.4 million for the thirty-nine week period ended March 30, 2012. The change in loss from operations was due to the reasons discussed above

Interest Expense. Interest expense decreased $0.3 million to $1.4 million for the thirteen week period ended March 29, 2013 from $1.7 million for the thirty-nine week period ended March 30, 2012 primarily as a result of a $5.0 million voluntary debt repayment in the fourth quarter of fiscal year 2012 and a $6.0 million voluntary debt repayment in the first quarter of fiscal year 2013.

Other Income (Expense) – net. Net other income was $44.4 million for the thirty-nine week period ended March 29, 2013 compared to net other (expense) of less than $0.1 million for the thirty-nine week period ended March 30, 2012. The increase was primarily the result of a $43.9 million change in the estimated payable to related parties pursuant to the tax receivable agreement in connection with recording a valuation allowance on deferred tax assets of $49.4 million.

Income Tax Expense (Benefit). Income tax expense was $50.2 million for the thirty-nine week period ended March 29, 2013 compared to an income tax benefit of $6.6 million for the thirty-nine week period ended March 30, 2012. The change was primarily the result of a $49.4 million valuation allowance recorded on deferred tax assets during the thirty-nine week period ended March 29, 2013 coupled with a tax benefit of $6.6 million recorded during the thirty-nine week period ended March 30, 2012 related to a $55.1 million loss before income taxes.

Adjusted EBITDA. Adjusted EBITDA decreased $8.6 million to $5.1 million for the first thirty nine weeks of fiscal year 2013 compared to $13.7 million for the same period of fiscal year 2012. The $8.6 million decrease was primarily a net result of the $22.3 million decrease in net sales, a $6.0 million reduction in cost of goods sold and $8.5 million of lower operating expenses excluding the impairment loss. Equity-based compensation and depreciation and amortization expense were both $0.6 million lower in the first thirty-nine weeks of fiscal year 2013 as compared to the first thirty-nine weeks of fiscal year 2012. During the first thirty-nine weeks of fiscal year 2013, the Company changed its estimate relating to amounts payable to related parties pursuant to tax receivable agreement and reduced this liability by $43.9 million. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents and cash flow from operations. As noted below and as a result of the event of default, at any time, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the outstanding indebtedness under the 2008 Credit Facility in full.

Also, the lenders are not required to make further loans or incur further indebtedness under the revolving loan portion of the 2008 Credit Facility.

	As of
	March 29, 2013	March 30, 2012
	(Amounts in thousands)

Cash and cash equivalents	$14,109	$22,159
Revolving loan availability	N/A	$12,925

Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement.

While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund both our operations and full repayment of the outstanding principal under the 2008 Credit Facility. In addition, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from sales of new products currently under development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of these new products.

The Company financed its working capital needs, planned capital expenditures, debt repayments and tax distributions to members, including any payments under the Tax Receivable Agreement, through a combination of existing cash and cash equivalents, net cash provided by operating activities and availability under our senior credit facility, of which $25.2 million was outstanding at March 29, 2013. The current scheduled payments under the senior credit facility require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013, but such payments may be accelerated as described below. In addition, the availability of funds under the senior credit facility requires the Company to comply with certain covenants, including a covenant of Net Senior Debt to Adjusted EBITDA, which the Company has defaulted on as of March 29, 2013. The senior secured credit agreement provides the Company the ability to prepay at any time, without penalty, and at its discretion for any reason, including maintaining compliance with covenants, and reducing the outstanding debt in direct order of maturity. During the first thirty-nine weeks of fiscal year 2013, the Company made a prepayment of $6.0 million.

Due to the continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness under the 2008 Credit Facility that would have been due on or before March 29, 2013 to maintain financial covenant compliance. A voluntary prepayment of $4.0 million would have been required to maintain financial covenant compliance. Accordingly, the Company is in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility and has received a Default Notice from the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility. The Company continues to engage in active and continuing discussions with its lenders.

In connection with our ongoing discussions with the lenders, in April 2013, the Company engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives. There can be no assurance that we can reach a resolution with the lenders, obtain sufficient financing or enter into other transactions to satisfy our obligations in a timely manner, or at all. If we are unable to resolve our situation with our lenders and/or to raise sufficient additional funds, we would be required to reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our new product development programs and/or scaling back our commercial operations. In addition, at any time, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. Also, the interest rate on the debt could be increased to the default rate of our current rate plus 2%. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the outstanding indebtedness under the 2008 Credit Facility in full.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or the Company or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

As a result of this default, we have reclassified on our balance sheet amounts previously shown as long-term debt under the 2008 Credit Facility to short-term debt.

Subsequent to March 29, 2013, in connection with our default under the 2008 Credit Facility, the financial institution that maintains our general cash operating accounts extended the float period on incoming receipts. Generally, the float period was 1 to 2 days and now will be 4 to 6 days. This is not expected to have a material impact on our liquidity.

Our condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility and the continuing decline of our operating performance and cash flows raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. See “Part II – Item 1A – Risk Factors – We are in default under our 2008 Credit Facility and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.”

We may require additional liquidity as we continue to execute our business strategy, which may not be available to us.

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

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$4,272	$12,801
Used in investing activities	(268)	(372)
Used in financing activities	(7,788)	(2,383)
Effect of exchange rate changes on cash	(51)	(58)

Increase (decrease)	$(3,835)	$9,988

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlord, among others.

The principal factors impacting net cash provided by operating activities are the operation of our business and the management of our working capital as shown below for the thirty-nine week periods ended March 29, 2013 and March 30, 2012:

	Thirty-nine Weeks Ended
	March 29,	March 30,
	2013	2012
	(Amounts in thousands)
Operating activities
Net loss	$(8,468)	$(48,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,931	3,516
Equity-based compensation expense	1,088	1,672
Bad debt expense	1,402	1,928
Change in fair value of acquisition contingencies	10	27
Deferred taxes	49,925	(6,925)
Change in payable to related tax receivable agreement	(44,459)	—
Gain (loss) on disposal of assets	69	(68)
Impairment loss	1,994	62,107

	4,492	13,787
Changes in operating assets and liabilities	(220)	(986)

Net cash provided by operating activities	$4,272	$12,801

The most significant components of changes in operating assets and liabilities are trade receivables, inventories; trade accounts payable and accrued expenses and other current liabilities as shown below:

	Thirty-nine Weeks Ended
	March 29,	March 30,
	2013	2012
	(Amounts in thousands)
Changes in operating assets and liabilities details:
Trade receivables	$2,653	$1,777
Inventories	1,964	(175)
Trade accounts payable	(2,108)	(1,752)
Accrued expenses and other current liabilities	(3,071)	(1,737)
Other	342	901

Changes in operating assets and liabilities	$(220)	$(986)

Our net cash provided by operating activities for the thirty-nine week period ended March 29, 2013 was $4.3 million compared to $12.8 million for the thirty-nine week period ended March 30, 2012. The $8.5 million net decrease consisted primarily of $8.3 million of lower net income (after adjusting for impairment loss, depreciation and amortization and deferred taxes in both periods), a $0.5 million reduction in bad debt expense and $0.6 million less in equity-based compensation and a favorable change in the net components of operating assets and liabilities of $0.8 million.

Investing Activities

Investing activities for the thirty-nine week periods ended March 29, 2013 and March 30, 2012 consisted mainly of capital expenditures.

	Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012
	(Amounts in thousands)
Investing activities
Capital expenditures	$(277)	$(452)
Proceeds from sale of property and equipment	9	80

Net cash used in investing activities	$(268)	$(372)

Cash used in investing activities was $0.3 million in the first thirty-nine weeks of fiscal year 2013 compared to $0.4 million in the same period of fiscal year 2012.

Management anticipates that capital expenditures during fiscal year 2013 will be approximately $0.4 million of which $0.3 million have already been incurred.

Financing Activities

Net cash used in financing activities was $7.8 million in the thirty-nine week period ended March 29, 2013 compared to $2.4 million in the thirty-nine week period ended March 30, 2012. Cash used in financing activities consists primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Thirty-nine Weeks Ended
	March 29, 2013	March 30, 2012
	(Amounts in thousands)
Financing activities
Payment on acquisition contingencies	$(270)	$(976)
Equity distributions	(1,517)	(1,400)
Repayment of debt agreements	(6,000)	0
Redemption of management and common units	(1)	(7)

Net cash used in financing activities	$(7,788)	$(2,383)

The $5.4 million increase in cash used in financing activities was primarily a result of $6.0 million in voluntary debt repayments during the thirty-nine weeks ended March 29, 2013 compared to no debt repayment during the thirty-nine weeks ended March 30, 2012 offset by a $0.7 million reduction in payments on acquisition contingencies.

Financing Agreements

As discussed above, as of March 29, 2013, we were not in compliance with the Net Senior Debt to EBITDA ratio of our financial covenants contained in our 2008 Credit Facility, as amended. Accordingly, we have received a Default Notice that states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of our 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the agreement.

The current scheduled payments under the 2008 Credit Facility require the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013, but these payments could become accelerated at any time, as described above.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility (2008 Credit Facility), dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. The 2008 Credit Facility, as amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12.9 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $2.0 million sub-facility for swingline loans, that matures on June 23, 2013. As of March 29, 2013, $25.2 million was outstanding under the term loan facility and there were no borrowings outstanding or funds available under the revolving credit facility.

In general, borrowings under the 2008 Credit Facility bear interest, at our option, at either (1) the Base Rate (as defined in the 2008 Credit Facility) plus a margin of between 3.00-3.75% (depending on the ratio of net total debt to Adjusted EBITDA (as defined in the 2008 Credit Facility)), or (2) a rate based on LIBOR plus a margin of between 4.00-4.75% (depending on the ratio of net total debt to Adjusted EBITDA). We incur an annual commitment fee of 0.375% or 0.5% (depending on the ratio of net total debt to Adjusted EBITDA) of the unused portion of the revolving credit facility. Such borrowing rates could be increased to the default rate of our current rate plus 2% as a result of our non-compliance with our Net Senior Debt to EBITDA ratio covenant as of March 29, 2013.

Commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the 2008 Credit Facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. No mandatory prepayment was required for fiscal year 2012 as a result of the $5.0 million voluntary debt repayment made on June 29, 2012.

The 2008 Credit Facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of Net Senior Debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.30 to 1.00. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2013 is $12.5 million which includes a $5.5 million carryover from the prior fiscal year.

The ratio of Net Senior Debt to Adjusted EBITDA for a twelve-month period is calculated by dividing Net Senior Debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the 2008 Credit Facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the 2008 Credit Facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of March 29, 2013, Net Senior Debt and net total debt were both $20.2 million and Adjusted EBITDA for the twelve-month period then ended was $8.1 million, and as discussed below, the Company was in default.

The Fixed Charge Coverage Ratio is calculated by dividing operating cash flow by the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $4.9 million for the twelve months ended March 29, 2013). Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended March 29, 2013 was $7.8 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the first thirty-nine weeks of fiscal year 2013, as defined in the agreement, were $0.3 million.

As of March 29, 2013, the ratio of Net Senior Debt to Adjusted EBITDA for the twelve-month period then ended was 2.49 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 2.49 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 1.57 to 1.00.

We are in violation of the Net Senior Debt to EBITDA financial covenant and, accordingly, have received a Default Notice from the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility. The Company continues to engage in active and continuing discussions with its lenders.

In connection with our ongoing discussions with the lenders, in April 2013, the Company engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives. There can be no assurance that we can reach a resolution with the lenders, obtain sufficient financing or enter into other transactions to satisfy our obligations in a timely manner, or at all. If we are unable to resolve our situation with our lenders and/or to raise sufficient additional funds, we would be required to reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our new product development programs and/or scaling back our commercial operations. In addition, at any time, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. Also, the interest rate on the debt could be increased to the default rate of our current rate plus 2%. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the outstanding indebtedness under the 2008 Credit Facility in full.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or the Company or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

The 2008 Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens on assets, incur certain contingent obligations, engage in mergers or consolidations, change the nature of our business, dispose of assets, make certain investments, engage in transactions with affiliates, enter into negative pledges, pay dividends or make other restricted payments, modify certain payments or modify certain debt documents, and modify our constituent documents if the modification materially adversely affects the interests of the lenders.

The 2008 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross defaults; failure to comply with ERISA or labor laws; change of control events; events of bankruptcy and insolvency; material judgments; the passive holding company status of the immediate holding company parent of DynaVox Systems LLC and DynaVox International Holdings, Inc., a wholly owned subsidiary of DynaVox Systems LLC; and an impairment of collateral.

Upon the occurrence of an event of default, including in the event of non-compliance with the financial ratios described above, the lenders have the ability to accelerate all amounts then outstanding under the 2008 Credit Facility, except that, upon bankruptcy and insolvency events of default, such acceleration is automatic. Upon the occurrence, and during the continuance, of an event of default under the 2008 Credit Facility, as is currently the case, we no longer have access to our revolving credit facility and we have to reclassify on our balance sheet amounts currently shown as long-term debt under the credit facility to short-term debt. Accordingly, we have reclassified on our balance sheet amounts previously shown as long-term debt under the 2008 Credit Facility to short-term debt.

Our condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility and the continuing decline of our operating performance and cash flows raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

If we are unable to refinance or restructure our debt, we would have a material adverse effect on our solvency and ability to continue as a going concern. See “Part II – Item 1A – Risk Factors – We are in default under our 2008 Credit Facility and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012, which is updated as set forth below.

We are in default under our credit agreement and our lenders have the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.

Due to the continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness under the 2008 Credit Facility that would have been due on or before March 29, 2013 to maintain financial covenant compliance. A voluntary prepayment of $4.0 million would have been required to maintain financial covenant compliance. Accordingly, the Company is in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility and has received a Default Notice from as the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility. The Company continues to engage in active and continuing discussions with its lenders.

In connection with our ongoing discussions with the lenders, in April 2013, the Company engaged a financial and strategic adviser to assist it with an assessment of its operating cash flow and strategic alternatives. There can be no assurance that we can reach a resolution with the lenders, obtain sufficient financing or enter into other transactions to satisfy our obligations in a timely manner, or at all. If we are unable to resolve our situation with our lenders and/or to raise sufficient additional funds, we would be required to reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our new product development programs and/or scaling back our commercial operations. In addition, at any time, holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement at any time and require payment of the full outstanding principal amount plus accrued and unpaid interest. Also, the interest rates on the debt could be increased to the default rate of our current rate plus 2%. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of these amounts, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the outstanding indebtedness under the 2008 Credit Facility in full.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or the Company or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund both our operations and full repayment of the outstanding principal under the 2008 Credit Facility. In addition, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from sales of new products currently under development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of revenues that we receive from sales of these new products.

As a result of this default, we have reclassified on our balance sheet amounts previously shown as long-term debt under the 2008 Credit Facility to short-term debt. Our consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility and the continuing decline of our operating performance and cash flows raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern.

For a more detailed discussion of our 2008 Credit Facility, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

As the market price of our Class A common stock is no longer quoted on a national exchange, the market price of our common stock and our reputation may be negatively impacted and our ability to raise future capital may be impaired. In addition, our Board has decided to deregister our Class A common stock which will suspend our SEC reporting requirements.

On April 15, 2013, the Company’s Class A common stock was delisted from the NASDAQ Global Select Market and began trading on the OTC Markets OTCQB marketplace on April 16, 2013. This delisting could result in a number of negative implications, including reduced price and liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the loss of the ability to raise future capital, less coverage by analysts, fewer business development opportunities and greater difficulty in obtaining financing.

In addition, in light of not being quoted on a national exchange and given the increasing cost and resource demands of being a public company, our Board has decided to deregister our Class A common stock under the Exchange Act and “go dark.” We will not be eligible to deregister until after the end of the fiscal year 2013. Once we become eligible to deregister, we intend to file a Form 15 with the SEC and our obligation to file reports (including periodic reports and proxy statements) with the SEC will cease although we will be required to file an Annual Report on Form 10-K for the fiscal year 2013. Subject to satisfaction of certain regulatory requirements, the Company expects deregistration of its Class A common stock to become effective 90 days after the filing of Form 15.

The Company intends to deregister its Class A common stock because the Company believes the incremental cost of compliance with the provisions of the Sarbanes-Oxley Act of 2002 and other public company reporting requirements outweighs any discernable benefit to the Company or its shareholders from continued registration, and that continuing to incur such costs is not in the best interests of the Company or its shareholders. Factors influencing the Company’s decision to deregister its Class A common shares include the following:

•	the ever increasing accounting, legal and administrative costs of preparing and filing periodic reports and other filings with the SEC ;

•	the amount of time senior management is required to devote to matters related to the Company’s public reporting obligations, compared to time concentrating on the Company’s business; and

•	the already limited trading volume and liquidity in the Company’s Class A common shares.

As a result of the deregistration, investors will have significantly less information about the Company and may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Company’s Class A common stock. In addition, the Company expects there will be a substantial decrease in the liquidity in the Class A common stock and that the ability of shareholders to sell the Company’s securities in the secondary market may be materially limited. Further, the market’s interpretation of the Company’s motivation for “going dark” could vary from cost savings, to negative changes in the Company’s prospects, to serving insider interests, all of which may affect the overall price and liquidity of the Company’s Class A common stock and its ability to raise capital on terms acceptable to the Company or at all.

The risks described in our Form 10-K, as updated, are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As discussed above, as of March 29, 2013, we were not in compliance with the Net Senior Debt to EBITDA ratio of our financial covenants contained in our 2008 Credit Facility, as amended. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

DynaVox Inc.

Date: May 17, 2013	By	/s/ Michelle Wilver
Michelle Wilver
Chief Executive Officer

Date: May 17, 2013	By	/s/ Kenneth D. Misch
Kenneth D. Misch
Chief Financial Officer