Form 10-K
period 2013-06-28
DynaVox Inc.
filed 2013-11-22
CIK 1479426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2013

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

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒ Explanatory note: On July 1, 2013, DynaVox Inc. filed a Form 15 with the Securities and Exchange Commission. Accordingly, its obligation to file reports pursuant to Section 13 or 15(d) of the Securities Act has ceased. DynaVox Inc. expects that this Annual Report on Form 10-K for the fiscal year 2013 will be its final filing with the Securities and Exchange Commission.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 28, 2012, the aggregate market value of common stock held by non-affiliates was approximately $3,545,141 based upon a total of 11,078,566 shares of Class A common stock held by nonaffiliates and a closing price of $0.32 per share on December 28, 2012 for the Class A common stock as reported on The NASDAQ Global Select Market.

As of September 18, 2013, 11,414,269 shares of Class A common stock, par value $0.01 per share, and 42 shares of Class B common stock, par value $0.01 per share, (excluding 41 shares of Class B common stock held by a subsidiary of the registrant) were outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, our performance under the forbearance agreement and the outcome of any strategic alternative. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Item 1A. Risk Factors” such as:

•

We are in default under our 2008 Credit Facility with our senior secured lenders, which defaults are addressed in a certain Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of July 29, 2013, as amended (the “Forbearance Agreement”). The Forbearance Agreement currently expires on December 6, 2013, at which time our senior secured lenders can accelerate the obligations owed under our credit agreement and exercise their rights and remedies in connection therewith. In addition, our senior secured lenders have the right, under the Forbearance Agreement, to accelerate our obligations under the credit agreement prior to December 6, 2013 if we default under or otherwise violate the provisions of the Forbearance Agreement. There is substantial doubt about our ability to continue as a going concern and holders of our Class A common stock could lose their entire investment.

•

As our Class A common stock is no longer listed on the NASDAQ Global Select Market, our shares are thinly traded, our ability to raise future capital is impaired and we are no longer required to comply with the NASDAQ corporate governance requirements. In addition, we deregistered our Class A common stock, which has suspended our SEC reporting requirements.

•	We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.

•	The current adverse economic environment, including the associated impact on government budgets, could continue to adversely affect our business.

•	Changes in funding for public schools could cause the demand for our speech generating devices, special education software and content to continue to decrease.

•	Reforms to the United States healthcare system may adversely affect our business.

•	Changes in third-party payor funding practices or preferences for alternatives may decrease the demand for, or put downward pressure on the price of, our speech generating devices.

•	Legislative or administrative changes could reduce the availability and or timing of third-party funding for our speech generating devices.

•	The loss of members of our senior management or other key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business.

•	We may not be able to develop and market successful new products.

•	New disruptive technologies may adversely affect our market position and financial results.

•	We are dependent on the continued support of speech language pathologists and special education teachers.

•	Our products are dependent on the continued success of our proprietary symbol sets.

•	We depend upon certain third-party suppliers and licensing arrangements, making us vulnerable to supply problems and price fluctuations, which could harm our business.

•	If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

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

Our speech generating devices are used by those who are unable to speak, such as adults with amyotrophic lateral sclerosis, or ALS, often referred to as Lou Gehrig’s disease, strokes or traumatic brain injuries and children with cerebral palsy, autism or other disorders. Our devices allow these individuals to connect with society and control their environment in a variety of ways, including the ability to access the Internet, send text messages and control light switches, televisions and other features of their homes. Our speech generating devices are powered by our software platform that utilizes sophisticated adaptive and predictive language models and our proprietary symbol sets. These devices allow our users to rapidly and efficiently generate speech. Our portfolio of speech generating devices provides users with a broad range of features and designs and makes use of an array of adaptive technology that permits users with physical or cognitive limitations to access and control our devices. Speech generating technologies are prescribed based on evaluations by speech language pathologists and either provided directly by institutions, such as schools, or funded for eligible clients by third-party payors including the U.S. Centers for Medicare and Medicaid Services, or CMS, and private insurance programs. In our fiscal year ended June 28, 2013, sales of our speech generating technology products represented approximately 84% of our net sales.

We provide software for special education teachers and students with complex communication and learning needs. Our software is used by children with cognitive challenges, such as those caused by autism, Down syndrome or brain injury; physical challenges, such as those caused by cerebral palsy or other neuromuscular disorders; as well as by children with learning disabilities, such as severe dyslexia. Symbol-based adapted activities and material are the preferred method of educating children with these special needs. Educators use our proprietary software as a publishing and editing tool to create interactive, symbol-based educational activities and materials for these students and to adapt text-based materials to symbol-based materials for students with limited reading skills. Our Boardmaker® family of products, which utilize our proprietary symbol sets, are the most widely used and recognized tools for creating symbol-based activities and materials in the industry. Funding has come primarily from federal sources and also includes funding from state and local governments as well as private schools and parents of children with special needs. In our fiscal year ended June 28, 2013, sales of our special education software products represented approximately 16% of our net sales.

In the United States and Canada, we sell our speech generating devices through a direct sales infrastructure focused on speech language pathologists. We use strategic partnerships with third-party distributors to sell our products in other international markets that we have targeted. We sell our special education software through direct mail and direct sales as well as through the Internet.

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

DynaVox Inc. completed an initial public offering on April 27, 2010. As a result of the IPO and certain other recapitalization transactions, DynaVox Inc. became the sole managing member of and has a controlling interest in DynaVox Systems Holdings LLC and its subsidiaries (“DynaVox Holdings”). References to “DynaVox” or “Company” refer, subsequent to the IPO and related transactions, to DynaVox Inc. and its consolidated subsidiaries and these references refer, prior to the IPO and related transactions, to DynaVox Holdings.

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

Our speech generating devices provide a graphical user interface to convert user input in the form of pictorial symbols or text into synthesized and digitized speech. We offer a broad range of products for users with varying levels of cognitive and physical abilities. For instance, users with higher levels of cognitive abilities are able to make greater use of text-based communication, whereas users with lower levels of cognitive abilities rely more heavily on our symbol sets. Users with lower physical abilities use input devices like our EyeMax eye-tracking system and tongue switches, whereas users with higher physical abilities can use more portable handheld systems such as the DynaVox T10. Our devices include a broad range of communication functions in addition to speech generation, including Internet access, text messaging and the ability to control light switches, televisions and other features in a user’s home.

In September 2013, we launched a new device on an entirely new technology platform, fully leveraging cloud and tablet technologies. The first solution created on this new platform is the DynaVox T10.

Product	Product Description
DynaVox® Maestro™	We released the DynaVox Maestro in October of 2010. Maestro is a lightweight product which utilizes the InterAACt™ language framework. The Maestro supports features like built-in Bluetooth, WiFi, and high quality speakers. A bright LCD screen provides crisp and clear images whether indoors or outdoors. Designed with features like a magnesium case, port protectors and a spill resistant screen, the Maestro is a durable tablet device.

DynaVox Vmax+®	The DynaVox Vmax+ is based on our Series 5 software. The Vmax+ product is an enhanced version of our former Vmax product. The Series V product line is designed to meet the broadest range of individual needs based on cognition and physical ability to operate the device. An integrated system of hardware and software works seamlessly to ensure maximum flexibility, while providing concrete structure and consistency in page layout, navigation and key functionality. Our software uses page sets to encourage language and literacy development and can be customized to grow with the communicator.

EyeMax	The EyeMax system is comprised of two parts: a Vmax+ or a Maestro and an EyeMax accessory. The EyeMax accessory allows users to control the Vmax+ or Maestro with a simple blink or by causing the eye to dwell on a desired area of the screen. The EyeMax allows individuals to communicate who lack the physical ability to use previous generations of speech generating technology.

DynaVox T10	The DynaVox T10 was released in September of 2013 as a tablet device that leverages cloud technology and uses our brand new Series 6 DynaVox Compass software. The DynaVox T10 offers a thin, modern design that is purpose-built with the unique technical and durability features that address a broad spectrum of physical and cognitive needs. The DynaVox Compass software is also available as an App for those individuals seeking a comprehensive solution for their own personal tablet device.

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

Product	Product Description
Boardmaker® Studio	In August 2010, we launched Boardmaker Studio, the latest generation of our special education software. In addition to offering the key elements of functionality provided by Boardmaker Plus!, our newest software platform significantly enhances the value to our users by providing online and desktop assets that provide integrated online support and community functions as well as direct-to-user e-commerce communication.

Boardmaker® Plus!	Boardmaker Plus! has all of the features of Boardmaker, plus a host of interactive features for educational activities on a computer. With the ability to talk and play sound recordings and movies, the additional interactive component of Boardmaker Plus! makes it easy to create talking activity boards, worksheets, schedules, books, writing activities, games and more, and adapt all materials to each student.

Boardmaker	Boardmaker is the original version of our special education software platform used by special educators and speech language pathologists for creating printed symbol-based communication and education materials for students with a vast array of learning challenges. The software comes with more than 4,500 Picture Communication Symbols, or PCS®, that can be placed in templates to create schedules, communication boards, stories, matching activities, worksheets or checklists.

Customer Service and Support

Our customer service representatives help our speech generating device customers:

•	to evaluate our products,

•	to navigate the complicated third-party payor funding procedures,

•	to learn how to use our products and integrate them into their daily lives and

•	with ongoing technical support issues.

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

We currently market our products in the United States, Canada, Australia, the United Kingdom and certain other countries throughout the globe. In the United States and Canada, we sell our speech generating devices through a direct sales infrastructure focused on speech language pathologists. We use strategic partnerships with third-party distributors to sell our products in the other international markets that we have targeted.

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

During fiscal years 2013, 2012 and 2011, we incurred research and development expenses of $6.8 million, $7.1 million, and $9.9 million, respectively.

Intellectual Property

We own both copyrights and trademarks on PCS®, the industry standard symbol set, and we seek to obtain trademark registrations for certain of our products, including Boardmaker®, DynaVox®, DynaWrite®, InterAACT®, DynaVox Compass®, myDynaVox®, and PCS. We license our symbol sets to third parties. In recent years, we have begun to make greater use of patent laws to protect our innovations. We also own intellectual property rights in our software and proprietary technology.

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

We license certain software or other intellectual property from third parties to incorporate into our products. Significant licenses include DynaSyms (symbols), Gateway (page set), WordPower (page set), Microsoft (operating systems), AT&T/Wizzard (voices), Acapela (voices), Loquendo (voices), Nuance (voices) and Ivona (voices).

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

Competition

We have many competitors in the broader assistive technology and educational software industries. Within our particular areas of speech generating technology and interactive software for students with special educational needs, we believe we are the largest player and have no dominant competitors. However, additional entrants, including larger technology companies and other assistive technology companies, could also choose to compete with us in these areas. Also, speech generation software applications utilized on hand-held tablet computers not specifically designed for this purpose have become more popular and adversely affected sales of our speech generating devices.

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

Medicare requires that all durable medical equipment suppliers, including us, undergo an external audit to certify they are operating within good manufacturing principles. We earned such accreditation, which is effective for a three year period, in March 2012.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws.

Employees

As of June 28, 2013, we had 274 full-time employees. None of our employees are represented by a union, and we consider relations with our employees to be satisfactory. We have employment agreements with all of our executive officers.

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

Risks Related to Our Business

We are in default under our 2008 Credit Facility with our senior secured lenders, which defaults are addressed in a certain Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of July 29, 2013, as amended (the “Forbearance Agreement”). The Forbearance Agreement currently expires on December 6, 2013, at which time our senior secured lenders can accelerate the obligations owed under our credit agreement and exercise their rights and remedies in connection therewith. In addition, our senior secured lenders have the right, under the Forbearance Agreement, to accelerate our obligations under the credit agreement prior to December 6, 2013 if we default under or otherwise violate the provisions of the Forbearance Agreement. There is substantial doubt about our ability to continue as a going concern and holders of our Class A common stock could lose their entire investment.

The Company has been in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility since March 29, 2013 and has received a Default Notice from GE Business Financial Services Inc., as the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility.

As of June 28, 2013, we had approximately $15.2 million in short-term debt due under the 2008 Credit Facility. We do not currently have sufficient cash to repay this indebtedness. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business. Effective as of July 29, 2013 we entered into the Forbearance Agreement whereby our senior secured lenders, among other things, agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility based on defaults thereunder until October 31, 2013. Effective as of October 21, 2013, our senior secured creditors agreed to extend the October 31, 2013 termination date to December 6, 2013 based on the progress that we have made in our efforts to develop a strategic alternative. Upon termination of, or default under, the Forbearance Agreement, the 2008 Credit Facility provides that our senior secured lenders can exercise any and all rights and remedies available to them, including that the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the 2008 Credit Facility and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the Forbearance Agreement the interest rate on our debt was increased to the default rate, which is our current interest rate plus 2% effective from and after April 4, 2013. Since the July 29, 2013 effective date of the Forbearance Agreement we have repaid $1.3 million of the outstanding debt under the 2008 Credit Facility, reducing the outstanding balance from $15.2 million as of June 28, 2013 to $14.0 million as of the date of this report. An additional $0.2 million repayment is due on or before December 1, 2013.

On July 29, 2013, we announced we had engaged an international firm providing financial advisory and strategy consulting services to advise the Company on strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. Our ability to continue as a going concern is dependent on our ability to successfully execute a strategic alternative such as a business combination or a refinancing of the amounts due under the 2008 Credit Facility. If we are unable to either complete a business combination or refinance the amounts due under the 2008 Credit Facility by December 6, 2013 then our senior secured lenders could exercise their rights and remedies thereunder, including accelerating the debt, which would require us to repay immediately up to approximately $13.8 million to such lenders. We do not currently have sufficient cash to repay this indebtedness. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If our lenders exercised their rights and remedies as described herein, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our Class A common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business or attempt to sell our business/assets as a going concern. The Company could also be forced into a chapter 7 liquidation, under which a chapter 7 trustee could be required to liquidate our assets. In any of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

For a more detailed discussion of our 2008 Credit Facility, see “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.

Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in the short-term. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations and cash on hand. Our liquidity problems have worsened as a result of our default under our 2008 Credit Facility. Additional declines in net cash provided by operations or changes in the credit our suppliers provide to us could rapidly exhaust our liquidity. Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations and our ability to continue as a going concern.

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

We experienced a softening of demand, as compared to our recent historical growth rates, for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, net sales for fiscal year 2012 decreased 10.0% compared to fiscal year 2011, and net sales for fiscal year 2013 decreased 33.3% compared to fiscal year 2012. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers, has continued to adversely affect our product sales in the United States during this time period. We have not seen any material improvement in the demand for both our speech generating devices and software products, and we cannot predict when, and if, such improvement might occur.

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

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For fiscal year 2013 we recorded approximately $3.4 million less in net device sales as a result of the funding shift as compared to fiscal year 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor. If we experience other funding shifts, our net device sales may be adversely affected.

Legislative or administrative changes could reduce the availability and or timing of third-party funding for our speech generating devices.

Legislative or administrative changes to the U.S. or international funding systems that significantly reduce or delay funding for our products or deny coverage for our products would have an adverse impact on the number of products purchased by our customers and the prices our customers are willing to pay for them, which would, in turn, adversely affect our business, financial condition and results of operations.

The loss of members of our senior management or other key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business.

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

Our competitors or companies in related industries could develop new technologies that may reduce our market share and adversely affect our net sales and results of operations. For example, other companies are seeking to develop technologies to allow a computer to be directly controlled by a human brain. If a competitor is able to commercialize that technology before we are, our sales of speech generating devices for people with significant physical limitations may be reduced. Also, speech generation software applications utilized on hand-held tablet computers not specifically designed for this purpose have become more popular and have adversely affected sales of our speech generating devices. Schools may also direct a higher percentage of their annual operating budgets to the purchase of hand-held tablet computers and the wireless infrastructure required to support them which could adversely affect our net sales and results of operations.

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

Our operations in countries outside the United States, which accounted for 11.5% of our net sales for the year ended June 28, 2013, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

We depend, in part, on international third-party distributors to sell our products in many jurisdictions outside the United States. In the fiscal year ended June 28, 2013, our net sales through international third-party distributors were 11% of our total net sales. Our international distributors operate independently of us, and we have limited control over their operations, which exposes us to certain risks. Distributors may not commit the necessary resources to market and sell our products and may also market and sell competitive products. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our level of net sales in these markets or enter new markets.

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

As of June 28, 2013, the limited partners of DynaVox Systems Holdings LLC controlled approximately 62.0% of the combined voting power of our Class A and Class B common stock. Accordingly, the limited partners of DynaVox Systems Holdings LLC have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

In addition, as of June 28, 2013, the limited partners of DynaVox Systems Holdings LLC owned 62.0% of the Holdings Units. Because they hold their ownership interest in our business through DynaVox Systems Holdings LLC, rather than through the public company, these owners may have conflicting interests with holders of shares of our Class A common stock. For example, these owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that we entered in connection with our IPO, and whether and when DynaVox Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Prior to our IPO, DynaVox Inc. and DynaVox Systems Holdings LLC entered into an amended and restated security holders agreement with funds affiliated with Vestar Capital Partners (or, together with its affiliates, Vestar), Park Avenue Equity Partners L.P. (or, together with its affiliates, Park Avenue) and certain specified other holders of Holdings Units from time to time, including our executive officers. The amended and restated security holders agreement includes, until such time as the security holders cease to own at least 25% of the total voting power of DynaVox Inc., a voting agreement pursuant to which the security holders have agreed to vote their shares and to take any other action necessary to elect the following directors of DynaVox Inc.: (1) one director who shall be the Chief Executive Officer and (2) for so long as Vestar holds 10% of the total voting power of DynaVox Inc., all of the remaining directors shall be designated by Vestar. In addition, the amended and restated security holders agreement provides Vestar with certain “take along” rights, requiring the other investors party to that agreement to consent to a proposed sale of DynaVox Systems Holdings LLC. These provisions give Vestar substantial control over the Company, and Vestar’s interests may differ with your interests as a holder of the Class A common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As of June 28, 2013, parties to the amended and restated security holders agreement controlled approximately 57.5% of the combined voting power of our Class A and Class B common stock and held 92.6% of the Holdings Units.

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

We are required to pay the counterparties to the tax receivable agreement for certain tax benefits we may claim arising in connection with our IPO, future purchases or exchanges of Holdings Units and related transactions, and the amounts we may pay could be significant.

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

As of June 28, 2013 the estimated liability representing the expected payments due under the tax receivable agreement was zero. During the fiscal year ending June 27, 2014, the Company does not expect to make a payment under the tax receivable agreement. During the third quarter of fiscal year 2013, the Company changed its estimate and reduced $43.9 million of the estimated liability in connection with placing a substantial valuation allowance on its deferred tax assets as it was determined that it was more likely than not that the tax benefits would not be realized. Future changes in our assessment of our ability to realize deferred tax assets would have an effect on our estimate of the tax receivable agreement liability. If we were to determine that a reduction to our valuation allowance against our deferred tax assets was necessary because it was more likely than not that we would realize the tax benefits, we would record a corresponding increase to our tax receivable liability.

Effective October 18, 2013, the tax receivable agreement was amended so that the agreement will terminate with no further obligations owed by DynaVox Inc. to its pre-IPO owners upon a change in control other than a liquidation or dissolution of the Company.

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement originally provided that upon certain mergers, asset sales, other forms of business combinations or other changes of control, the corporate taxpayer’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control would have also resulted in payments under the tax receivable agreement. As a result, under the original tax receivable agreement, we could have been required to make payments under the tax receivable agreement that were greater than the specified percentage of the actual benefits we realized. Effective October 18, 2013, the tax receivable agreement was amended so that the agreement will terminate with no further obligations owed by DynaVox Inc. to its pre- IPO owners upon a change in control other than a liquidation or dissolution of the Company. If we elect to terminate the tax receivable agreement early for reasons other than for a change in control that is not a liquidation or dissolution of the Company, we would still be required to make an immediate payment equal to the present value (calculated utilizing a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits. In addition to the assumption that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits, this upfront payment would be calculated based upon additional assumptions, including that any Holdings Units that had not then been exchanged would be deemed to be exchanged for the market value of the Class A common stock at the time of the termination and that the tax rates for future years would be those specified in the law as in effect at the time of termination. In any of these situations, our obligations under the tax receivable agreement could be significant and significantly in excess of any tax benefits that we realize.

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

Out internal control over financial reporting was not effective as of June 28, 2013 and there could be additional material weaknesses in our internal controls in the future. Furthermore, this Annual Report on Form 10-K does not include an independent registered public accounting firm’s audit of our internal control over financial reporting, which could uncover other material weaknesses.

Based on the evaluation of our internal control over financial reporting related to the year ended June 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our internal control over financial reporting was not effective at the reasonable assurance level. Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting surrounding the performance of analysis to support and review non-routine and complex accounting matters. Specifically, deficiencies were identified in our control environment which could have led to the improper valuation of certain assets. As a result of the Default Notice, the Forbearance Agreement and specifically the expedited process to evaluate strategic alternatives required under the Forbearance Agreement, the Company lacked sufficient skilled personnel to conduct such analysis. There could be additional material weaknesses in our internal controls in the future.

Under rules established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, specifically subsection (c)—Exemption for Smaller Issuers, under Section 989G—Exemption for Non-accelerated Filers, the Company is not required to obtain, and therefore did not obtain, an opinion on our internal control over financial reporting from our independent registered public accounting firm. Because we have not engaged an independent registered public accounting firm to conduct an audit of our internal control over financial reporting, we cannot conclude that such an audit would not uncover other material weaknesses, in addition to the item noted above, in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If in the future we conduct an audit of our internal control over financial reporting, such audit findings may conclude that we have additional material weaknesses in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have material weakness in our internal controls.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby result in a breach of the covenants under our debt agreements. Confidence in the reliability of our financial statements also could suffer if we were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our Class A common stock.

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

Risks Related to our Class A Common Stock

As our Class A common stock is no longer listed on the NASDAQ Global Select Market, our shares are thinly traded, our ability to raise future capital is impaired and we are no longer required to comply with the NASDAQ corporate governance requirements. In addition, we deregistered our Class A common stock, which has suspended our SEC reporting requirements.

On April 15, 2013, the Company’s Class A common stock was delisted from the NASDAQ Global Select Market and began trading on the OTC Markets OTCQB marketplace on April 16, 2013. In addition, in light of not being quoted on a national exchange and given the increasing cost and resource demands of being a public company, our Board has decided to deregister our Class A common stock under the Exchange Act and “go dark.” We filed a Form 15 with the SEC on July 1, 2013, and our obligation to file reports (including periodic reports and proxy statements) with the SEC has ceased since then although we are still required to file this Annual Report on Form 10-K for the fiscal year 2013. The Company expects that this Annual Report will be the final report the Company files with the SEC. The Company’s Class A common stock currently trades on the OTC Markets OTC Pink Limited Information marketplace.

The delisting of our Class A common stock has resulted, and could continue to result, in a number of negative implications, including reduced price and liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, the loss of the ability to raise future capital, lack of coverage by analysts, fewer business development opportunities and greater difficulty in obtaining financing. In addition, we are no longer required to comply with the NASDAQ corporate governance requirements.

As a result of the deregistration, investors have significantly less information about the Company and may find it more difficult to obtain accurate quotations as to the market value of the Company’s Class A common stock. In addition, there has been a substantial decrease in the liquidity in the Class A common stock and the ability of shareholders to sell the Company’s securities in the secondary market is materially limited. Further, the market’s interpretation of the Company’s motivation for “going dark” varies from cost savings, to negative changes in the Company’s prospects, to serving insider interests, all of which affect, and may continue to affect, the overall price and liquidity of the Company’s Class A common stock and its ability to raise capital on terms acceptable to the Company or at all.

There is no assurance that we will continue to trade on the OTC Markets OTC Pink Limited Information marketplace as we are dependent on one or more market makers making a market in our common stock, and even if they continue to do so, there can be no assurance that an active trading market will be maintained. Broker-dealers may decline to trade in the Pink Sheets because (1) the market for such securities is often limited, (2) such securities are generally more volatile, and (3) the risk to investors is generally greater. Selling our Class A common stock could be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Class A common stock as well as lower trading volume. We cannot provide any assurance that, even if our Class A common stock continues to be listed or quoted on the Pink Sheets or another market or system, the market for our Class A common stock will be liquid.

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

Securities or industry analysts ceased publishing research or reports about our business, which has contributed to a decline in our stock price and trading volume.

The trading market for our Class A common stock was influenced, among other things, by the research and reports that industry or securities analysts published about us or our business. The analysts ceased coverage of us and, as a result, we lost visibility in the financial markets, which in turn caused our Class A common stock price and trading volume to decline and our Class A common stock to be less liquid.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations as a result of factors other than the delisting and the deregistration of our Class A common stock (described above). Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our operating results or dividends, if any, to stockholders, additions or departures of key management personnel, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, the delisting of our shares of Class A common stock from the NASDAQ Global Select Market, and in response the market price of shares of our Class A common stock could decrease significantly. You may be unable to resell your shares of Class A common stock at or above the price you originally paid.

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

As of June 28, 2013, we have an aggregate of more than 988 million shares of Class A common stock authorized but unissued, including approximately 18.7 million shares of Class A common stock issuable upon exchange of outstanding Holdings Units. Our certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 3,550,000 shares for issuance under our 2010 Long-Term Incentive Plan, including 977,075 shares issuable upon the exercise of stock options that we have granted to our officers and employees. See “Item 11. Executive Compensation.” Any Class A common stock that we issue, including under our 2010 Long-Term Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the then existing holders of our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 36,000 square foot facility in Pittsburgh, Pennsylvania, which houses our corporate headquarters and assembly operations. We also leased a 4,000 square foot facility in Birmingham, England for the first half of fiscal year 2013. We do not own any real property. We consider our Pittsburgh facility to be suitable and adequate for the management and operation of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From April 22, 2010 through April 15, 2013, our Class A common stock was traded on The NASDAQ Global Select Market under the symbol “DVOX”. On April 16, 2013, our Class A common stock was delisted from The NASDAQ Global Select Market and subsequently began trading on the OTC Markets OTCQB marketplace. Upon filing a Form 15 with the SEC on July 1, 2013 to deregister our Class A common stock, the trading of our Class A common stock was automatically transferred from the OTC Markets OTCQB marketplace to its OTC Pink Limited Information marketplace. The following table sets forth the high and low closing prices for our Class A common stock from July 5, 2011 through April 15, 2013, as reported by The NASDAQ Global Select Market and on or after April 16, 2013 as reported by OTC Markets.

Fiscal 2013	High	Low
First Quarter	$1.24	$0.49
Second Quarter	$0.52	$0.24
Third Quarter	$0.69	$0.29
Fourth Quarter	$0.50	$0.09

Fiscal 2012	High	Low
First Quarter	$7.79	$3.60
Second Quarter	$4.17	$3.18
Third Quarter	$4.03	$3.07
Fourth Quarter	$3.14	$1.06

Our Class B common stock is not publicly traded.

Holders

On September 26, 2013, there were 84 holders of record of our Class A common stock and 42 holders of record of our Class B common stock. The number of record holders does not include persons who held our Class A common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 28, 2013:

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	977,075	$11.06	1,501,866
Equity compensation plans not approved by security holders	0	0	0

Total	977,075	$11.06	1,501,866

Equity compensation plans approved by security holders consist of our 2010 Long-Term Incentive Plan.

The securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 28, 2013 consisted of 3,550,000 shares of Class A common stock under our 2010 Long-Term Incentive Plan. Options issuable under the 2010 Long-Term Incentive Plan have a maximum term of ten years.

Item 6. Selected Financial Data.

Information is not required per applicable rules.

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

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52-week or 53-week period ending on the Friday closest to June 30th of each year. For example, references to “fiscal year 2013” refer to the 52-week period ended on June 28, 2013. Fiscal year 2012 was a 52-week period which ended on June 29, 2012. Fiscal year 2011 was a 52-week period which ended on July 1, 2011.

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

Sales of our speech generating technologies are our largest source of revenue. In both fiscal years 2013 and 2012, sales of speech generating technologies produced approximately 84% of our net sales. The pricing levels at which third party payors, including Medicare, Medicaid and private insurers, are willing to provide coverage for speech generating technology significantly influences our sales of speech generating technologies because a significant portion of the speech generating devices that we sell are funded by such third-party payors.

Our other primary source of revenue is sales of special education software. In both fiscal years 2013 and 2012, sales of special education software produced approximately 16% of our net sales. Our software products are generally purchased by special education teachers and are generally funded by schools, which receive funding from federal, state and local sources. The level of funding available for special education and educational technology is an important driver of our software sales. Currently, revenue from sales of our software products is generated primarily from up-front fees that we collect on the initial sale of our authoring tools.

As previously disclosed, we experienced a softening of demand for both our speech generating devices and software products beginning in fiscal year 2011. Although demand improved in the first quarter of fiscal year 2012 as net sales increased 21.4% compared to the first quarter of fiscal year 2011, net sales for fiscal year 2012 decreased 10.0% compared to fiscal year 2011, and net sales for fiscal year 2013 decreased 33.3% compared to fiscal year 2012. We believe that reduced domestic government funding, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers, has adversely affected our product sales in the United States during this time period.

Beginning in the second quarter of fiscal year 2012 we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. For fiscal year 2013 we recorded $3.4 million less in net device sales as a result of the funding shift as compared to fiscal year 2012. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Our cost of sales as a percentage of net sales is influenced by the mix of our net sales between speech generating technologies and special education software, with the gross margin on our special education software sales being moderately higher.

Our primary operating expenses are selling and marketing, research and development and general and administrative.

Since March 29, 2013 the Company has been in violation of the Net Senior Debt to EBITDA financial covenant under the credit agreement (the “2008 Credit Facility”) and has received a Notice of Events of Default; Reservation of Rights (“Default Notice”) from GE Business Financial Services Inc., as Agent (the “Lenders Agent”). The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the credit agreement and are entitled to exercise any and all default-related rights and remedies under the agreement.

The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business. As of June 28, 2013, we had approximately $15.2 million in short-term debt due under the 2008 Credit Facility. Effective as of July 29, 2013 we entered into the Forbearance Agreement whereby our senior secured lenders, among other things, agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility based on defaults thereunder until October 31, 2013. Effective as of October 21, 2013, our senior secured creditors agreed to extend the October 31, 2013 termination date to December 6, 2013 based on the progress that we have made in our efforts to develop a strategic alternative. Upon termination of, or default under, the Forbearance Agreement, the 2008 Credit Facility provides that our senior secured lenders can exercise any and all rights and remedies available to them, including that the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the 2008 Credit Facility and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the Forbearance Agreement the interest rate on our debt was increased to the default rate, which is our current interest rate plus 2% effective from and after April 4, 2013.

On July 29, 2013 we announced we had engaged an international firm providing financial advisory and strategy consulting services to advise the Company on strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. Our ability to continue as a going concern is dependent on our ability to successfully execute a strategic alternative such as a business combination or a refinancing of the amounts due under the 2008 Credit Facility. If we are unable to either complete a business combination or refinance the amounts due under the 2008 Credit Facility by December 6, 2013 then our senior secured lenders could exercise their rights and remedies thereunder, including accelerating the debt, which would require us to repay immediately up to approximately $13.8 million to such lenders. We do not currently have sufficient cash to repay this indebtedness. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If our lenders exercised their rights and remedies as describe herein, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our Class A common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

See “Part I – Item 1A – Risk Factors – We are in default under our 2008 Credit Facility with our senior secured lenders, which defaults are addressed in a certain Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of July 29, 2013, as amended (the “Forbearance Agreement”). The Forbearance Agreement currently expires on December 6, 2013, at which time our senior secured lenders can accelerate the obligations owed under our credit agreement and exercise their rights and remedies in connection therewith. In addition, our senior secured lenders have the right, under the Forbearance Agreement, to accelerate our obligations under the credit agreement prior to December 6, 2013 if we default under or otherwise violate the provisions of the Forbearance Agreement. There is substantial doubt about our ability to continue as a going concern and holders of our Class A common stock could lose their entire investment.”

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

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Net Sales
Speech generating devices	$54,239	$81,759	$87,401
Special education software	10,714	15,559	20,702

	$64,953	$97,318	$108,103

Percentage of net sales
Speech generating devices	83.5%	84.0%	80.8%
Special education software	16.5%	16.0%	19.2%

	100.0%	100.0%	100.0%

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

Amortization of Certain Intangible Assets. We have finite-lived intangible assets composed of acquired software technology, acquired patents, internally developed patents, and trade names which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over three to 10 years, acquired patents are amortized over the remaining useful life of the patent, internally developed patents are amortized over their useful life, and trade names are amortized over three years. Amortization related to acquired software technology and trade names is included in cost of sales. Amortization of patents is included in operating expenses. In connection with the impairment charges taken in the third quarter of fiscal year 2013, the Company determined that one of the indefinite-lived trade names had a finite life due to the refinement of a business strategy. The finite-lived intangible asset of $0.2 million will be amortized over one year beginning in the fourth quarter of fiscal year 2013. Additionally, in connection with the impairment charges taken in the fourth quarter of fiscal year 2012, described below, we reduced the useful lives of certain acquired software technology and acquired patents to one year.

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

Fiscal Year 2013 Impairments

During the third quarter of fiscal year 2013, the Company determined that there were indicators of potential impairment of intangibles with indefinite lives. These indicators included a decline in revenue, earnings, and cash flows from historical levels coupled with a change in the manner that one of its trade names would be used prospectively and uncertainty surrounding the Company’s ability to continue as a going concern. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 16.5% for both trade names and symbols. The Company determined that an impairment had occurred for the trade names and an impairment loss of $1.9 million was recorded which was equal to the excess of the carrying value over the fair value. Additionally, the Company determined that one of the indefinite-lived trade names had a finite life due to the refinement of a business strategy. The finite-lived intangible asset will be amortized over one year.

In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators mentioned above, the Company performed the test for recoverability of the indefinite-lived asset group to be held, and used, as of June 28, 2013. The fair value of the indefinite-lived intangibles, both trade names and symbols, was estimated using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate device was utilized for symbols. The Company utilized a discount rate of 25% for both trade names and symbols. The Company determined that the fair value of symbols significantly exceeded its carrying value and no impairment charge was necessary. The Company determined that an impairment had occurred for the symbols and trade names and an impairment loss of $3.5 million and $2.1 million was recorded, respectively, which was equal to the excess of the carrying value over the fair value.

Fiscal Year 2012 Impairments

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

Other Income (Expense) – net

Other income (expense) – net in fiscal year 2013 consists primarily of changes to the payable to related parties pursuant to the tax receivable agreement primarily as a result of change in estimates.

Income Taxes

We are subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries are subject to entity level U.S. and foreign income taxes. In addition, DynaVox Inc. is subject to U.S. federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of DynaVox Systems Holdings LLC and is taxed at the prevailing corporate tax rates. During fiscal year 2013, the Company recorded a substantial valuation allowance on our deferred tax assets related to DynaVox Inc. for $50.7 million as it was determined that it was more likely than not that the tax benefits would not be realized.

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

As the sole managing member of DynaVox Holdings, the Company operates and controls all of the business and affairs of DynaVox Holdings and, through DynaVox Holdings and its subsidiaries, conducts our business. The Company consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company held by the non-controlling unitholders. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of June 28, 2013 and June 28, 2012 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common Shares	Total*
June 28, 2013	18,685,958	11,414,269	30,100,227
June 29, 2012	18,803,832	11,056,335	29,860,167
Ownership percentage:
June 28, 2013	62.1%	37.9%	100.0%
June 29, 2012	63.0%	37.0%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Company’s Class A common stock on a one-for-one basis.

Results of Operations

The following table summarizes key components of our results of operations for all periods presented both in dollars and percentage of net sales. The results of operations and following discussion present statement of operation line items down to income (loss) before income taxes, as well as Adjusted EBITDA.

	Results of Operations (Unaudited) (Dollars in thousands)
	Fifty-Two Weeks Ended June 28, 2013	% of Net Sales	Fifty-Two Weeks Ended June 29, 2012	% of Net Sales	Fifty-Two Weeks Ended July 1, 2011	% of Net Sales
	(unaudited) (Dollars in thousands)
Net Sales	$64,953	100.0%	$97,318	100.0%	$108,103	100.0%
Costs of goods sold	19,021	29.3%	27,563	28.3%	32,251	29.8%

Gross profit	45,932	70.7%	69,755	71.7%	75,852	70.2%

Operating Expenses:
Selling and marketing	23,018	35.4%	34,048	35.0%	35,567	32.9%
Research and development	6,761	10.4%	7,126	7.3%	9,888	9.1%
General and administrative	16,470	25.4%	18,816	19.3%	18,480	17.1%
Amortization of certain intangibles	765	1.2%	405	0.4%	445	0.4%
Impairment loss	7,594	11.7%	66,901	68.7%	1,262	1.2%

Total operating expenses	54,608	84.1%	127,296	130.8%	65,642	60.7%

Income (loss) from operations	(8,676)	(13.4)%	(57,541)	(59.1)%	10,210	9.4%

Other Income (Expense):
Interest income	38	0.1%	28	0.0%	36	0.0%
Interest expense	(1,998)	(3.1)%	(2,288)	(2.4)%	(2,650)	(2.5)%
Change in fair value and net loss on interest rate swap agreements	0	0.0%	—	0.0%	(81)	(0.1)%
Other income (expense) — net	44,351	68.3%	(134)	(0.1)%	513	0.5%

Total other income (expense) — net	42,391	65.3%	(2,394)	(2.5)%	(2,182)	(2.0)%

Income (loss) before income taxes	$33,715	51.9%	$(59,935)	(61.6)%	$8,028	7.4%

	Fifty-Two Weeks Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Dollars in thousands)
Other Financial Data
Adjusted EBITDA (1)	$5,066	$16,767	$19,273

(1)	Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table below.

	Adjusted EBITDA Reconciliation
	Fifty-Two Weeks Ended
	June 28, 2013 (Unaudited)	June 29, 2012 (Unaudited)	July 1, 2011 (Unaudited)
	(Dollars in thousands)
Income (loss) before income taxes	$33,715	$(59,935)	$8,028
Depreciation	1,931	2,985	3,377
Amortization of certain intangibles	1,242	854	981
Interest income	(38)	(28)	(36)
Interest expense	1,998	2,288	2,650
Change in fair value and net loss on interest rate swap agreements	0	0	81
Other expense (income), net (1)	61	65	(530)
Equity-based compensation	1,381	2,137	2,124
Employee severance and other costs	1,520	1,427	397
Acquisition cost	0	0	277
Impairment loss (2)	7,594	66,901	1,262
Tax receivable agreement (3)	(44,459)	0	0
Other adjustments (4)	121	73	662

Adjusted EBITDA	$5,066	$16,767	$19,273

(1)	Excludes realized foreign currency gains or losses.
(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Components of Results of Operations—Operating Expenses—Impairment Loss” for explanation.
(3)	Includes other expense (income), net recognized as a result of changes to the estimated amounts payable to related parties pursuant to the tax receivable agreement.
(4)	Includes certain amounts related to other taxes, relocation and other costs.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales

Net sales decreased 33.3%, or $32.4 million, to $65.0 million for fiscal year 2013 from $97.3 million for fiscal year 2012. The decrease in device sales was $27.5 million, or 33.7%, and software sales decreased $4.8 million, or 31.1%, in fiscal year 2013 compared to fiscal year 2012. Software sales for fiscal year 2012 included a large international order of approximately $1.4 million. Excluding the large international order, overall net sales and software sales decreased $31.0 million and $3.4 million, or 32.3% and 24.3%, respectively. As previously disclosed, we continued to experience a softening of demand for both our speech generating devices and software products that began in fiscal year 2011. We believe that reduced domestic government funding since the beginning of fiscal year 2011, and particularly more constrained state and local government funding of school budgets, together with technology advances such as tablet computers have adversely affected our product sales in the United States during this time period.

Also, beginning in the second quarter of fiscal year 2012, we experienced a funding shift, as an alternative payor in a certain geographic region elected to discontinue its role as primary payor for speech generating devices and assumed the role of secondary payor behind other third party payors, such as Medicare, Medicaid and private insurance. We recorded approximately $3.4 million less in net device sales in fiscal year 2013 as compared to fiscal year 2012 from this funding source and other third party payors in the same geographic region. Our expectation is that we will continue to supply a portion of patients impacted by the funding shift with devices in the future through other third party payors, which historically have averaged between three and six months for final authorization compared to approximately 30 days for this specific alternative payor and which may have different reimbursement guidelines than this specific alternative payor.

Gross Profit and Gross Margin

Gross profit decreased 34.2%, or $23.9 million, to $45.9 million for fiscal year 2013 from $69.8 million for fiscal year 2012. The $23.9 million decrease in gross profit was due mainly to lower device sales of $27.5 million and lower education software sales of $4.8 million. Gross margin decreased 100 basis points to 70.7% for fiscal year 2013 from 71.7% for fiscal year 2012. Gross margin decreased primarily as a result of lower volume and product mix slightly offset by a decrease in royalties and personnel costs and a favorable impact in fiscal year 2013 from a product liability matter.

Operating Expenses

Selling and Marketing. Selling and marketing expenses decreased 32.4%, to $23.0 million for fiscal year 2013 from $34.0 million for fiscal year 2012. The $11.0 million net decrease reflected approximately $3.9 million of lower wages and benefits, $1.9 million of lower variable compensation, $2.6 million of lower advertising expense, $0.9 million of lower sales-related travel expenses as well as $0.5 million lower consulting expense and $0.4 million lower depreciation expense. The lower advertising expense reflects a $1.9 million reduction for a direct to consumer marketing initiative that we discontinued at the beginning of fiscal year 2013. Selling and marketing expenses totaled 35.4% and 35.0% of net sales for fiscal years 2013 and 2012, respectively.

Research and Development. Research and development expenses decreased 5.1%, or $0.3 million, to $6.8 million for fiscal year 2013 from $7.1 million for fiscal year 2012. This net decrease was due primarily to reduced consulting expenses. Research and development expenses totaled 10.4% and 7.3% of net sales for fiscal years 2013 and 2012, respectively.

General and Administrative. General and administrative expenses decreased 12.5%, or $2.3 million, to $16.5 million for fiscal year 2013 from $18.8 million for fiscal year 2012. The net decrease was due mainly to $0.6 million of lower bad debt expense, $0.7 of lower wages and benefits, $0.8 million of lower equity-based compensation and $0.8 million of lower employee severance offset to some degree by $0.5 million of higher outside professional fees. Depreciation expense decreased $0.5 million. These costs as a percentage of net sales were 25.4 % and 19.3% for fiscal years 2013 and 2012, respectively.

Amortization of Certain Intangibles. Amortization of certain intangibles increased $0.4 million to $0.8 million for fiscal year 2013 from $0.4 million for fiscal year 2012. The increase was primarily a result of the estimated useful lives of acquired patent and certain software intangible assets being revised downward as of June 29, 2012, and the reclassification of an indefinite-lived trade name intangible asset to a finite-lived intangible asset as of March 29, 2013, offset partially by impairment charges in fiscal year 2012 related to certain finite-lived intangible assets.

Impairment Loss. The impairment loss of $7.6 million for fiscal year 2013 was the result of a $7.5 million impairment of indefinite-lived intangible assets and $0.1 million of impairment related to the abandonment of certain leasehold improvements. The impairment loss of $66.9 million for fiscal year 2012 was the result of a $60.8 million impairment of goodwill, $2.8 million of impairment related to definite-lived intangibles and $3.3 million of impairment related to indefinite-lived intangibles.

Loss From Operations. Loss from operations was $8.7 million for fiscal year 2013 compared to $57.5 million for fiscal year 2012. The change in loss from operations was due to the reasons discussed above.

Interest Expense. Interest expense decreased $0.3 million to $2.0 million for fiscal year 2013 from $2.3 million for fiscal year 2013 primarily as a result of a voluntary prepayment of $6.0 million made in the first quarter of fiscal year 2013.

Other Income (Expense) – net. Other income –net was $44.4 million for fiscal year 2013 compared to other expense-net of $0.1 million for fiscal year 2012. The increase was the result of a $43.9 million change in the estimated payable to related parties pursuant to the tax receivable agreement in connection with recording a valuation allowance on deferred tax assets of $50.7 million. Additionally, there was $0.6 million of other income recorded related to a decrease in the payable to related parties pursuant to the tax receivable agreement related to a change in a state deferred tax rate.

Income Tax Expense (Benefit). Income tax expense was $49.7 million for fiscal year 2013 compared to an income tax benefit of $3.6 million for fiscal year 2012. The change was primarily the result of a $50.5 million valuation allowance recorded on deferred tax assets during fiscal year 2013 coupled with a tax benefit of $3.6 million recorded during fiscal year 2012 related to a $59.9 million loss before income taxes.

Adjusted EBITDA. Adjusted EBITDA decreased $11.7 million to $5.1 million for fiscal year 2013 compared to $16.8 million for fiscal year 2012. The $11.7 million decrease was primarily a net result of the $32.4 million decrease in net sales, a $8.5 million reduction in cost of goods sold and $13.4 million of lower operating expenses after adjusting for impairment losses in each period. Adjusted EBITDA represents income (loss) before income taxes, interest income, interest expense, impairment loss, depreciation, amortization and the other adjustments noted in the table above.

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

Liquidity and Capital Resources

The primary sources of cash are existing cash and cash equivalents and cash flow from operations.

	As of
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Cash and cash equivalents	$5,101	$17,944	$12,171
Revolving loan availability	N/A	$12,925	$12,925

The Company has been in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility since March 29, 2013 and has received a Default Notice dated April 4, 2013 from GE Business Financial Services Inc., as the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility. Our lenders required us to engage a Chief Restructuring Officer effective June 14, 2013.

As of June 28, 2013, we had approximately $15.2 million in short-term debt due under the 2008 Credit Facility. We do not currently have sufficient cash to repay this indebtedness. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business. Effective as of July 29, 2013 we entered into the Forbearance Agreement whereby our senior secured lenders, among other things, agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility based on defaults thereunder until October 31, 2013. Effective as of October 21, 2013, our senior secured creditors agreed to extend the October 31, 2013 termination date to December 6, 2013 based on the progress that we have made in our efforts to develop a strategic alternative. Upon termination of, or default under, the Forbearance Agreement, the 2008 Credit Facility provides that our senior secured lenders can exercise any and all rights and remedies available to them, including that the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the 2008 Credit Facility and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the Forbearance Agreement the interest rate on our debt was increased to the default rate, which is our current interest rate plus 2% effective from and after April 4, 2013. Since the July 29, 2013 effective date of the Forbearance Agreement we have repaid $1.3 million of the outstanding debt under the 2008 Credit Facility, reducing the outstanding balance from $15.2 million as of June 28, 2013 to $14.0 million as of the date of this report. An additional $0.2 million repayment is due on or before December 1, 2013.

The Forbearance Agreement required us to enter into an expedited process to evaluate strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. On July 29, 2013 we announced we had engaged an international firm providing financial advisory and strategy consulting services to advise the Company on strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. Our ability to continue as a going concern is dependent on our ability to successfully execute a strategic alternative such as a business combination or a refinancing of the amounts due under the 2008 Credit Facility. If we are unable to either complete a business combination or refinance the amounts due under the 2008 Credit Facility by December 6, 2013 then our senior secured lenders could exercise their rights and remedies thereunder, including accelerating the debt, which would require us to repay immediately up to approximately $13.8 million to such lenders. We do not currently have sufficient cash to repay this indebtedness. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If our lenders exercised their rights and remedies as described herein, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our Class A common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

Subsequent to June 28, 2013, and through the date of this report, we have incurred approximately $2.5 million of costs associated with the expedited process to evaluate strategic alternatives. These costs include fees for outside professionals including our Chief Restructuring Officer, investment banker and legal counsel. Our primary cash needs are to fund normal working capital requirements, capital expenditures, repay our indebtedness (interest and principal payments) and for tax distributions to members, including any payments made under the Tax Receivable Agreement.

While we believe that our current cash resources, together with anticipated revenues from product sales, would be sufficient to fund our operations, they are not sufficient to fund our operations, the expenses associated with the expedited process to evaluate strategic alternatives and full repayment of the outstanding principal under the 2008 Credit Facility.

The Company financed its working capital needs, planned capital expenditures, debt repayments and tax distributions to members, including any payments under the Tax Receivable Agreement, through a combination of existing cash and cash equivalents, net cash provided by operating activities and availability under our senior credit facility, of which $15.2 million was outstanding at June 28, 2013. Prior to the violation of the Net Senior Debt to EBITDA financial covenant as of March 29, 2013, the scheduled payments under the senior credit facility required the Company to pay $0.8 million on September 30, 2013 and three equal quarterly installments of $8.1 million beginning on December 31, 2013. The senior credit facility requires the Company to comply with certain covenants, including a covenant of Net Senior Debt to Adjusted EBITDA, which the Company has defaulted on as of March 29, 2013. The 2008 Credit Facility provides the Company the ability to prepay at any time, without penalty, and at its discretion for any reason, including maintaining compliance with covenants, and reducing the outstanding debt in direct order of maturity. During fiscal year 2013, the Company made a prepayment of $6.0 million.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business or attempt to sell our business/assets as a going concern. The Company could also be forced into a chapter 7 liquidation, under which a chapter 7 trustee could be required to liquidate our assets. In any of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility, the continuing decline of our operating performance and cash flows and our lack of access to debt and equity capital raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. See “Part I – Item 1A – Risk Factors – We are in default under our 2008 Credit Facility with our senior secured lenders, which defaults are addressed in a certain Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of July 29, 2013, as amended (the “Forbearance Agreement”). The Forbearance Agreement currently expires on December 6, 2013, at which time our senior secured lenders can accelerate the obligations owed under our credit agreement and exercise their rights and remedies in connection therewith. In addition, our senior secured lenders have the right, under the Forbearance Agreement, to accelerate our obligations under the credit agreement prior to December 6, 2013 if we default under or otherwise violate the provisions of the Forbearance Agreement. There is substantial doubt about our ability to continue as a going concern and holders of our Class A common stock could lose their entire investment.”

We may require additional liquidity as we continue to execute our business strategy, which may not be available to us.

As part of the IPO and related transactions, we entered into a tax receivable agreement with the DynaVox Holdings and subsidiaries owners that provides for the payment from time to time by DynaVox Inc. to the DynaVox Holdings owners of 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) an increase in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the tax receivable agreement. Effective October 18, 2013, the tax receivable agreement was amended so that the agreement will terminate with no further obligations owed by DynaVox Inc. to its pre-IPO owners upon a change in control other than a liquidation or dissolution of the Company. If there is no change in control, the term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement.

Cash Flow

A summary of cash flows from operating, investing and financing activities for the periods indicated are shown in the following table:

	Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Cash flow summary
Provided by operating activities	$5,187	$15,635	$11,829
Used in investing activities	(402)	(461)	(3,196)
Used in financing activities	(17,571)	(9,293)	(17,326)
Effect of exchange rate changes on cash	(57)	(108)	87

Decrease in cash	$(12,843)	$5,773	$(8,606)

Operating Activities

Our operations consist of all the activities required to provide products to our customers. The net cash provided by these activities is dependent upon the timing of receipt of payment from our private pay and publicly funded customers and the timing of payment to our vendors, employees, taxing authorities and landlords, among others.

The principal factors impacting net cash provided by or used in operating activities are the operation of our business and the management of our working capital as shown below for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011:

	Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Operating activities
Net income (loss)	$(15,950)	$(56,330)	$6,667
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,853	4,519	5,016
Equity-based compensation expense	1,381	2,137	2,124
Change in fair value of interest rate swaps	0	0	(631)
Bad debt expense	2,125	2,730	1,869
Change in fair value of acquisition contingencies	10	32	(259)
Deferred taxes	49,503	(3,788)	956
Change in payable to related parties pursuant to tax receivable agreement	(44,459)	0	0
Gain (loss) on disposal of assets	60	24	0
Impairment loss	7,594	66,901	1,262

	4,117	16,225	17,004
Changes in operating assets and liabilities	1,070	(590)	(5,175)

Net cash provided by operating activities	$5,187	$15,635	$11,829

The most significant components of changes in assets and liabilities are trade receivables, inventories, trade accounts payable, accrued expenses and other current liabilities, and the tax receivable agreement as shown below:

	Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Changes in operating assets and liabilities:
Trade receivables	$3,645	$1,147	$(2,589)
Inventories	2,932	(525)	1,931
Trade accounts payable	(1,990)	(1,711)	1,387
Accrued expenses and other current liabilities	(2,062)	234	(4,429)
Tax receivable agreement	(552)	(129)	(1,135)
Other	(903)	394	(340)

Changes in operating assets and liabilities	$1,070	$(590)	$(5,175)

Our net cash provided by operating activities for fiscal year 2013 was $5.2 million compared to $15.6 million in fiscal year 2012. The $10.4 million decrease consisted primarily of $20.0 million of lower net income (after adjusting for depreciation, amortization, equity-based compensation expense and impairment losses in both periods) and a $0.9 million decrease in bad debt expense, partially offset by a favorable change in the net components of operating assets and liabilities of $1.7 million and a favorable change in deferred taxes and change in the payable related to the tax receivable agreement of $8.8 million.

Our net cash provided by operating activities for fiscal year 2012 was $15.6 million compared to $11.8 million in fiscal year 2011. The $3.8 million increase consisted primarily of $2.1million of higher net income (after adjusting for depreciation, amortization and impairment losses in both periods), a $0.9 million increase in bad debt expense and a favorable change in the net components of operating assets and liabilities of $4.6 million, partially offset by an unfavorable change in deferred taxes of $4.8 million. Favorable changes in the fair values of interest rate swaps and acquisition contingencies totaling $0.9 million contributed to the increase.

Investing Activities

Investing activities for the for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011 consisted mainly of capital expenditures.

	Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Investing activities
Capital expenditures	$(418)	$(541)	$(3,205)
Proceeds from sale of property and equipment	16	80	9

Net cash used in investing activities	$(402)	$(461)	$(3,196)

Net cash used in investing activities was $0.4 million in fiscal year 2013 compared to $0.5 million in fiscal year 2012 and compared to $3.2 million in fiscal year 2011. The $2.7 million decrease from fiscal year 2011 to fiscal year 2012 and fiscal year 2013 consisted mainly of a reduction in the purchase of speech generating devices to be used primarily as demonstration devices by our sales personnel.

Management anticipates that capital expenditures during fiscal year 2014 will range between $0.7 million and $1.5 million.

Financing Activities

Cash used in financing activities consist primarily of shareholder distributions, payment of acquisition contingencies and repayments of our outstanding indebtedness.

	Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
	(Amounts in thousands)
Financing activities
Net borrowings (repayments) under debt agreements	$(15,726)	$(5,000)	$(11,961)
Payment on acquisition contingencies	(270)	(1,087)	(1,003)
Equity distributions	(1,576)	(3,197)	(4,185)
Deferred financing costs	0	0	(149)
Redemption of management and common units	1	(9)	(28)

Net cash used in financing activities	$(17,571)	$(9,293)	$(17,326)

Net cash used in financing activities was $17.6 million in fiscal year 2013 compared to $9.3 million in fiscal year 2012. The $8.3 million increase in net cash used in financing activities included $11.0 million more in debt repayments, offset by a $0.3 million increase in short-term note obligations, $0.8 less in payments on acquisition contingencies, and $1.6 million less in equity distributions. We made $16.0 million of the debt repayments in fiscal year 2013 consisting of $6.0 million in the first quarter and $10.0 million in the fourth quarter. The $8.0 million reduction in net cash used in fiscal year 2012 compared to fiscal year 2011included $3.9 million less in voluntary debt repayments and $3.1 million less in regularly schedule debt repayments. Debt repayments in fiscal year 2011 included $1.1 million for a note payable related to an acquisition in 2004. Equity distributions were $1.0 million less in fiscal year 2012 as compared to fiscal year 2011.

Financing Agreements

As discussed above, as of March 29, 2013, we were not in compliance with the Net Senior Debt to EBITDA ratio of our financial covenants contained in our 2008 Credit Facility, as amended. Accordingly, in April 2013, we received a Default Notice that states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of our 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the agreement. We have, since then, engaged in ongoing discussions with the lenders. As of June 28, 2013, we had approximately $15.2 million in short-term debt due under the 2008 Credit Facility. We do not currently have sufficient cash to repay this indebtedness. As a result of our discussions with the lenders, in July 2013, we entered into a forbearance agreement with them, pursuant to which the lenders agreed to forbear from exercising their default-related rights and remedies under the 2008 Credit Facility until October 31, 2013. Effective October 21, 2013, the October 31, 2013 forbearance agreement termination date was amended to December 6, 2013. Our lenders can accelerate termination of the forbearance agreement upon our violation of certain covenants within the agreement. Upon termination of the forbearance agreement holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the forbearance agreement the interest rate on our debt was increased to the default rate of our current rate plus 2% effective April 4, 2013. The current scheduled payments under the Forbearance Agreement, as amended, required the Company to pay $0.3 million on August 1, 2013 and has required the Company to pay $0.2 million each month thereafter, but these payments could be accelerated at any time after December 6, 2013, or sooner if we violate certain covenants within the Forbearance Agreement.

Senior Secured Credit Facility

DynaVox Systems LLC, a wholly-owned subsidiary of DynaVox Systems Holdings LLC, entered into a third amended and restated senior secured credit facility (2008 Credit Facility), dated as of June 23, 2008, with a syndicate of financial institutions, including GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent. The 2008 Credit Facility, as amended, provides for a $52.0 million term loan facility that matures on June 23, 2014 and originally provided for a revolving credit facility with a $12.9 million aggregate loan commitment amount available as well. As of June 28, 2013, $15.2 million was outstanding under the term loan facility and there were no borrowings outstanding or funds available under the revolving credit facility.

In general, borrowings under the 2008 Credit Facility bear interest, at our option, at either (1) the Base Rate (as defined in the 2008 Credit Facility) plus a margin of between 3.00-3.75% (depending on the ratio of net total debt to Adjusted EBITDA (as defined in the 2008 Credit Facility)), or (2) a rate based on LIBOR plus a margin of between 4.00-4.75% (depending on the ratio of net total debt to Adjusted EBITDA). We incur an annual commitment fee of 0.375% or 0.5% (depending on the ratio of net total debt to Adjusted EBITDA) of the unused portion of the revolving credit facility. On April 4, 2013, the Base Rate was increased to the default rate of our current rate plus 2% as a result of our non-compliance with our Net Senior Debt to EBITDA ratio covenant as of March 29, 2013. The default rate is 6.2%.

Pursuant to the 2008 Credit Facility, commencing on September 30, 2008 and ending on June 23, 2014, on the last date of each quarter, we are required to repay borrowings under the term loan facility in increasing percentages per year, beginning at 2.5%, with the remaining balance to be repaid on the applicable maturity date. The schedule of payments has changed since the execution of the Forbearance Agreement. If our ratio of net total debt to Adjusted EBITDA as of the end of any fiscal year is greater than or equal to 1.50 to 1.00, the 2008 Credit Facility requires a mandatory prepayment in an amount equal to between 25.0-75.0% (depending on the ratio of net total debt to Adjusted EBITDA) of Excess Cash Flow (as defined in the credit facility) for such fiscal year. Due to the continued declining operating performance and limited visibility on future liquidity, our Board of Directors determined that, in order to preserve cash, the Company would not make a voluntary prepayment on its outstanding indebtedness under the 2008 Credit Facility that would have been due on or before March 29, 2013 to maintain financial covenant compliance. A voluntary prepayment of $4.0 million would have been required to maintain financial covenant compliance. Accordingly, the Company has been in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility since March 29, 2013 and has received a Default Notice dated April 4, 2013 from GE Business Financial Services Inc., as the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility.

The 2008 Credit Facility requires DynaVox Systems LLC to maintain certain financial ratios at the end of each fiscal quarter. These include a maximum ratio of Net Senior Debt to Adjusted EBITDA for the preceding twelve-month period of 2.00 to 1.00, a maximum ratio of net total debt to Adjusted EBITDA for the preceding twelve-month period of 4.00 to 1.00 and a minimum Fixed Charge Coverage Ratio for the preceding twelve-month period of 1.30 to 1.00. In addition, the credit facility provides for a maximum amount of Capital Expenditures in each fiscal year. The Capital Expenditures limit for fiscal year 2013 was $12.5 million which included a $5.5 million carryover from the prior fiscal year. As a result of our default, there is no capital expenditure limit for fiscal year 2014.

The ratio of Net Senior Debt to Adjusted EBITDA for a twelve-month period is calculated by dividing Net Senior Debt as of the last day of such twelve-month period (calculated by subtracting the aggregate amount of subordinated debt permitted under the 2008 Credit Facility from net total debt (as defined below)) by Adjusted EBITDA for such twelve-month period. The ratio of net total debt to Adjusted EBITDA for a twelve-month period is calculated by dividing net total debt as of the last day of such twelve-month period by Adjusted EBITDA for such twelve-month period. Net total debt is defined as the sum of the average daily principal balance under the revolving credit facility for the one-month period ending on such date plus the outstanding principal balance of the term loan under the 2008 Credit Facility plus the outstanding principal balance of all other debt. Net total debt may be reduced by up to $5.0 million of cash and cash equivalents. As of June 28, 2013, Net Senior Debt and net total debt were both $10.2 million and Adjusted EBITDA for the twelve-month period then ended was $5.1 million.

The Fixed Charge Coverage Ratio is calculated by dividing operating cash flow by the sum of cash interest expense (net of interest income), net cash taxes paid, scheduled principal payments on all debt and restricted cash distributions (which items totaled $3.0 million for the twelve months ended June 28, 2013). Operating cash flow is defined as Adjusted EBITDA for a twelve-month period less any unfinanced capital expenditures for such twelve-month period. Operating cash flow for the twelve months ended June 28, 2013 was $4.7 million.

Capital Expenditures are calculated based on the amount capitalized during the fiscal year less net cash proceeds of asset dispositions or proceeds from property insurance policies received during the fiscal year. Capital Expenditures for the fiscal year 2013, as defined in the agreement, were $0.4 million.

As of June 28, 2013, the ratio of Net Senior Debt to Adjusted EBITDA for the twelve-month period then ended was 2.02 to 1.00, the ratio of net total debt to Adjusted EBITDA for the twelve-month period then ended was 2.02 to 1.00 and the Fixed Charge Coverage Ratio for the twelve-month period then ended was 1.53 to 1.00.

We were in violation of the Net Senior Debt to EBITDA financial covenant at March 29, 2013 (as we were at June 28, 2013 as well), and, accordingly, have received a Default Notice from the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility.

On July 29, 2013 we entered into a forbearance agreement with our lenders whereby our lenders agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility until October 31, 2013. Effective October 21, 2013 the October 31, 2013 forbearance agreement termination date was amended to December 6, 2013. Our lenders can accelerate the termination of the forbearance agreement upon our violation of certain covenants within the agreement. Upon termination of the forbearance agreement holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the forbearance agreement the interest rate on our debt was increased to the default rate of our current rate plus 2% effective April 4, 2013.

On July 29, 2013, we announced we had engaged an international firm providing financial advisory and strategy consulting services to advise the Company on strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. Our ability to continue as a going concern is dependent on our ability to successfully execute a strategic alternative such as a business combination or a refinancing of the amounts due under the 2008 Credit Facility. If we are unable to either complete a business combination or refinance the amounts due under the 2008 Credit Facility by December 6, 2013 then our senior secured lenders could exercise their rights and remedies thereunder, including accelerating the debt, which would require us to repay immediately up to approximately $13.8 million to such lenders. We do not currently have sufficient cash to repay this indebtedness. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If our lenders exercised their rights and remedies as describe herein, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our Class A common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

All obligations under the 2008 Credit Facility are unconditionally guaranteed by the immediate holding Company parent of DynaVox Systems LLC and each of DynaVox Systems LLC’s existing and future wholly-owned domestic subsidiaries. The 2008 Credit Facility and the related guarantees are secured by substantially all of DynaVox Systems LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis. In the event of an acceleration of our obligations and our failure to pay the amount that would then become due, the holders of the 2008 Credit Facility could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business or attempt to sell our business/assets as a going concern. The Company could also be forced into a chapter 7 liquidation, under which a chapter 7 trustee could be required to liquidate our assets. In any of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the lenders under the 2008 Credit Facility, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Upon the occurrence, and during the continuance, of an event of default under the 2008 Credit Facility, as is currently the case, we no longer have access to our revolving credit facility.

We do not currently have sufficient cash to repay this indebtedness if our debt is not refinanced or if our lenders accelerate the debt, and if our lenders instituted foreclosure proceedings against our assets, the proceeds of the assets could be insufficient to repay such indebtedness in full. Under these circumstances or if our operating performance does not improve, we may be unable to continue operating as a going concern. The report of our independent registered public accounting firm included elsewhere in this Annual Report includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern.

See “Part I – Item 1A – Risk Factors – We are in default under our 2008 Credit Facility with our senior secured lenders, which defaults are addressed in a certain Forbearance Agreement and Fifth Amendment to Credit Agreement, dated as of July 29, 2013, as amended (the “Forbearance Agreement”). The Forbearance Agreement currently expires on December 6, 2013, at which time our senior secured lenders can accelerate the obligations owed under our credit agreement and exercise their rights and remedies in connection therewith. In addition, our senior secured lenders have the right, under the Forbearance Agreement, to accelerate our obligations under the credit agreement prior to December 6, 2013 if we default under or otherwise violate the provisions of the Forbearance Agreement. There is substantial doubt about our ability to continue as a going concern and holders of our Class A common stock could lose their entire investment.”

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

Refer to Note 3 to our consolidated financial statements for fiscal year 2013 included elsewhere in the report for a complete discussion of our significant accounting policies. We set forth below those material accounting policies that we believe are the most critical for an understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

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

In connection with sales of speech generating devices, technical support is provided to customers, including customers of resellers, at no additional charge. This post-sale technical support consists primarily of telephone support services and online chat. To ensure our customers obtain the right devices, a significant amount of our customer support effort, including demonstrations, information, documentation and support and, for some potential customers, the use of a no-charge loaner device for a trial basis, are delivered prior to the sale of a device. As the fee for technical support is included in the initial fee for the device, the technical support and services provided post-sale are provided within one year, the estimated cost of providing such support is deemed insignificant and unspecified upgrades and enhancements are minimal and infrequent, technical support revenues are recognized together with device revenue. Costs associated with the post-sale technical support are accrued at the time of sale and are not significant.

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

Intangible Assets

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

We also have finite-lived intangible assets comprised of acquired software technology, acquired patents, internally developed patents, and trade names, which are typically amortized on a straight-line basis over their estimated useful lives. Acquired software technology is typically amortized over 3 to 10 years, acquired patents are amortized over the remaining life of the patent, internally developed patents are amortized over their useful life and trade names are amortized over 3 years. Acquired patent and certain software intangible assets were revised to a one year remaining life on June 29, 2012. Additionally, the Company determined that one of the indefinite-lived trade names had a finite life due to the refinement of a business strategy at March 29, 2013. The finite-lived intangible asset will be amortized over one year. Amortization related to acquired software technology and trade names are included in cost of sales. Amortization related to patents is included in operating expenses. These assets are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

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

Deferred Tax Assets

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, the Company considers all potential sources of taxable income, including projections of taxable income, future reversals of taxable temporary differences, income from tax planning strategies, projected payments on the tax receivable agreement (“TRA”), as well as all available positive and negative evidence. The Company also assesses the length of the carryforward periods to determine if they will allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

During fiscal year 2013, the Company recorded a substantial valuation allowance on our deferred tax assets for $50.7 million as it was determined that it was more likely than not that the tax benefits would not be realized.

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

DynaVox Inc. entered into a TRA with the DynaVox Holdings owners that provides for the payment by DynaVox Inc. to the DynaVox Holdings owners an amount equal to 85% of the amount of the benefits, if any, that DynaVox Inc. is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Holdings on the date of the IPO, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the TRA. These payment obligations are obligations of DynaVox Inc. and not of DynaVox Holdings. The payments are made in accordance with the terms of the TRA. The timing and ultimate discharge of payments is subject to certain contingencies including DynaVox Inc. having sufficient taxable income to utilize the tax benefits defined in the TRA. For purposes of the TRA, the benefit deemed realized by DynaVox Inc. will be computed by comparing the actual income tax liability of DynaVox Inc. (calculated with certain assumptions) to the amount of such taxes that DynaVox Inc. would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Holdings on the date of the IPO and had DynaVox Inc. not entered into the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless DynaVox Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or DynaVox Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if DynaVox Inc. had exercised its right to terminate the agreement. Effective October 18, 2013 the tax receivable agreement was amended so that the agreement will terminate with no further obligations owed by DynaVox Inc. to its pre-IPO owners upon a change in control other than a liquidation or dissolution of the Company.

As of June 28, 2013 the estimated liability representing the expected payments due under the TRA was $-0-. During the third quarter of fiscal year 2013, the Company changed its estimate and reduced $43,884 of the estimated liability in connection with placing a substantial valuation allowance on its deferred tax assets as it was determined that it was more likely than not that the tax benefits would not be realized (See Note 8 in the consolidated financial statements). Future changes in our assessment of our ability to realize deferred tax assets would have an effect on our estimate of the TRA liability.

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

Assumptions utilized in the Black-Scholes pricing model for stock option grants included the following:

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Black-Scholes Option Valuation Assumptions:
Dividend yield	N/A	0%	0%
Expected volatilitiy	N/A	74.1-75.4%	47.4-84.0%
Risk-free interest rates	N/A	0.7-1.5%	2.0-3.0%
Expected term of options	N/A	4.8-6.3	6.4

The grant date fair value of restricted stock is based on the closing market price of the Company’s Class A common stock on the date of grant.

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

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level. As a result of the Default Notice, the Forbearance Agreement and specifically the expedited process to evaluate strategic alternatives required under the Forbearance Agreement, the Company lacked sufficient skilled personnel to timely file this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management of DynaVox Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of June 28, 2013, the Company’s internal control over financial reporting was not effective at the reasonable assurance level.

Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting surrounding the performance of analysis to support and review non-routine and complex accounting matters. Specifically, deficiencies were identified in our control environment which could have led to the improper valuation of certain assets. As a result of the Default Notice, the Forbearance Agreement and specifically the expedited process to evaluate strategic alternatives required under the Forbearance Agreement, the Company lacked sufficient skilled personnel to conduct such analysis.

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

Changes in Internal Control over Financial Reporting

Effective July 29, 2013, we entered into the Forbearance Agreement with our senior secured lenders. The Forbearance Agreement required, amongst other things, the Company to enter into an expedited process to evaluate strategic alternatives. The Default Notice, the Forbearance Agreement and specifically the expedited processes to evaluate strategic alternatives under the Forbearance Agreement severely strained the capabilities of the Company’s skilled personnel to properly, and timely, analyze and review non-routine and complex accounting matters. Management has identified these new circumstances as a change in internal controls which contributed to the material weakness noted above. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during, or subsequent to, the fiscal quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above, the Company identified a material weakness in our internal controls subsequent to June 28, 2013.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Restated Certificate of Incorporation and our Amended and Restated By-Laws provide that our Board will consist of that number of Directors determined from time to time by our Board. Our Board has fixed the number of Directors at ten. Our directors will hold office until the next Annual Meeting of Shareholders and the election and qualification of their successors or until resignation.

The following information describes the names, ages and biographical information of each of the Company’s Directors. Beneficial ownership of equity securities of the Directors is shown under “Ownership of Securities.”

Name	Age	Principal Occupation and Other Information
Roger C. Holstein	60	Mr. Holstein has been the Chairman of the Board of Directors of DynaVox Inc. since its formation in December 2009 and has been a member of the Management Committee of DynaVox Systems Holdings LLC since October 2006. Mr. Holstein is a managing director with Vestar, which he joined as a senior advisor in 2006 and became a Managing Director in 2007. Mr. Holstein also serves as chief executive officer of HealthGrades, Inc. since January 2012, having previously served as chairman of HealthGrades board of managers from mid-2010. Prior to joining Vestar, Mr. Holstein was the chief executive officer of WebMD Health from 2001 and of WebMD Corp from May 2003, in each case until April 2005 and served in senior executive positions at WebMD and its predecessors starting in 1997. Prior to his tenure at WebMD, Mr. Holstein was a Member of the Office of the President of Medco, the nation’s leading prescription benefit management firm. Since graduating from Swarthmore College in 1974, Mr. Holstein also held senior management positions at MCI Corporation, Warner Communications and Grey Advertising. Mr. Holstein began his career with the Spirits of St. Louis professional basketball team.

Michelle H. Wilver	44	Ms. Wilver has been a Director of the Company since her appointment in June 2012. She has been president and chief executive officer of the Company since June 2012. She served as the Company’s president and chief operating officer from July 2009 to June 2012. Prior to being name president and chief operating officer, she was chief operating officer from December 2007 to July 2009. Prior to joining the Company, Ms. Wilver served as vice president and general manager at Thermo Fisher Scientific from November 2006 to December 2007. Ms. Wilver served in multiple general manager roles at General Electric Healthcare in the Americas X-ray, Global Nuclear Medicine and Global Mammography divisions. She holds an MBA from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science in Business Administration from the University of Wisconsin—Whitewater. We believe that Ms. Wilver is well suited to serve on our Board due to her position as chief executive office of the Company as well as her 18 years serving in the healthcare industry and 5 years serving in the education industry.

Michael N. Hammes	71	Mr. Hammes has been a Director of DynaVox Inc. since its IPO in April 2010 and a member of the Management Committee of DynaVox Systems Holdings LLC since 2004. He served as chairman and chief executive officer of Sunrise Medical Inc., which designs, manufacturers and markets home medical equipment worldwide, from 2000 until his retirement as chief executive officer in 2007 and as chairman in 2008. He was chairman and chief executive officer of the Guide Corporation from 1998 to 2000. He was also chairman and chief executive officer of The Coleman Company, Inc. from 1993 to 1997. He is chairman of James Hardie Industries Ltd., the lead director of Navistar International Corporation and a director of DeVilbiss.

Name	Age	Principal Occupation and Other Information
Michael J. Herling	56	Mr. Herling has been a Director of DynaVox Inc. since its IPO in April 2010 and a member of the Management Committee of DynaVox Systems Holdings LLC since 2004. He is a founding partner of Finn Dixon & Herling LLP, a law firm that provides corporate, transactional, securities, investment management, lending, tax, executive compensation and benefits and litigation counsel, and has held that position since 1987. He is currently a member of the board of directors of The Brink’s Company and a member of the Board of Trustees of Colgate University.

James W. Liken	64	Mr. Liken has been a Director of DynaVox Inc. since its IPO in April 2010 and the Chairman of the Management Committee of DynaVox Systems Holdings LLC since 2004. From August 1999 until December 1, 2003, Mr. Liken served as president and chief executive officer of Respironics, Inc. and then served as vice chairman until his retirement in March 2008. Prior to joining Respironics, Mr. Liken was owner of Liken Home Medical, Inc. from 1990 until he sold that business in July 1998. Mr. Liken has been active in the home medical business since 1971, serving in management and ownership capacities for several predecessor companies to Liken Home Medical, Inc. He also is a director of Cohera Medical, Inc. and Vapotherm, Inc. He is the principal of J.W. Liken Holdings, a firm that does private equity investing.

Evan A. Marks	52	Mr. Marks has been a Director of DynaVox Inc. since his appointment in October 2012. Mr. Marks is an executive vice president strategy for HealthGrades, Inc., a provider of online services designed to help consumers find and compare doctors and hospitals. Prior to joining HealthGrades November 2012, Mr. Marks was a managing director at Vestar Capital Partners and, in that role, had been acting as an advisor to DynaVox since 2006. Mr. Marks joined Vestar as a senior advisor in 2006 and became a managing director in 2010. Prior to joining Vestar, Mr. Marks was senior vice president of marketing at WebMD. From 1988 thought 2002, Mr. Marks held a number of senior management positions at Medco, a national provider of Prescription Benefit Management programs. Mr. Marks received a B.S. in Finance from New York University in 1984.

William E. Mayer	73	Mr. Mayer has been a Director of DynaVox Inc. since its formation in December 2009 and has been a member of the Management Committee of DynaVox Systems Holdings LLC since May 2004. Mr. Mayer is the senior partner of the private equity firm Park Avenue Equity Partners, L.P. (“Park Avenue”), which he formed in 1999. From the fall of 1992 until December 1996, Mr. Mayer was a professor and dean of the College of Business and Management at the University of Maryland. Mr. Mayer worked at The First Boston Corporation (now Credit Suisse) for 23 years where he held numerous management positions, including president and chief executive officer. Over the past five years, Mr. Mayer has served as a board member of the following public companies: BlackRock Kelso and Lee Enterprises, and is a trustee of the Columbia Group of Mutual Funds. Over the past 30 years, he has been a board member of numerous other public and private companies. Mr. Mayer was chairman of the Aspen Institute from 2000 to 2008 and is currently on its executive committee. He is past chairman of the Board of the University of Maryland, College Park, Maryland and is currently on its executive committee. He is also the U.S. Chairman of the British-North American Committee, a board member of the Acumen Fund and Atlantic Council, a member of the Council on Foreign Relations and the U.S. Vietnam Dialogue Group, vice chairman of the Middle East Investment Initiative, and a member of the board of advisors of Miller Buckfire & Co. LLC.

Name	Age	Principal Occupation and Other Information
Augustine L. Nieto II	55	Mr. Nieto has been a Director of DynaVox Inc. since its IPO in April 2010 and a member of the Management Committee of DynaVox Systems Holdings LLC since July 2009. Mr. Nieto was a co-founder of Life Fitness, a leading manufacturer of cardiovascular and strength training fitness equipment for commercial and consumer use, and held a variety of executive positions with Life Fitness until the company was acquired by Brunswick Corporation in 1997. He is currently an operating advisor for North Castle Partners, a private equity firm based in Greenwich, Connecticut, which he joined in May 2001. Mr. Nieto is currently the chairman of Octane Fitness, a manufacturer of consumer exercise equipment. He is also a National vice president of the Muscular Dystrophy Association, co-chairman of its ALS Division and founder of its Augie’s Quest campaign. In addition, Mr. Nieto serves as the chairman of the ALS Therapy Development Institute, a leading non-profit biotechnology and drug research company, and as a director of Quest Software, Inc.

Michael J. Regan	71	Mr. Regan has been a Director of DynaVox Inc. since his appointment in September 2011. Mr. Regan is a former Vice Chairman and Chief Administrative Officer of KPMG LLP and was the lead audit partner for many Fortune 500 companies during his 40-year tenure with KPMG. Mr. Regan also serves as a director of Scientific Games Corporation and Lifetime Brands, Inc., and also serves as a member of the board of trustees of Manhattan College. In addition, Mr. Regan has previously served as a member of the boards of directors of Allied Security Holdings LLC, Citadel Broadcasting Corporation and Eyetech Pharmaceuticals, Inc.

Erin L. Russell	39	Ms. Russell has been a Director of DynaVox Inc. since its formation in December 2009 and has been a member of the Management Committee of DynaVox Systems Holdings LLC since October 2007. Ms. Russell is a principal with Vestar, which she joined in 2001. Previously, she was a member of the M&A Group at PaineWebber Inc. in New York. Ms. Russell received her bachelor of science degree in commerce, with a concentration in accounting, from the McIntire School of Commerce at the University of Virginia in 1996. She received her MBA from Harvard Business School in 2001.

Executive Officers of the Company

Set forth below is certain information regarding each of our current executives, other than Michelle H. Wilver, whose biographical information is presented under “Board of Directors.”

Name	Age	Principal Occupation and Other Information
Robert E. Cunningham	51	Mr. Cunningham has been our chief strategy and clinical officer since his appointment in June 2012. Previously, having joined us in 1993 as the director of software development, Mr. Cunningham also served as our vice president of research and development from 1999 to 2008, as senior vice president and chief technology officer from August 2008 to May 2011, and as Chief of Clinical Pathways and Research from May 2011 to June 2012. Prior to joining us, Mr. Cunningham was a senior software engineer at Vertex Software and vice president of research and development for the Guidance Corporation. He began his career as a research programmer at the University of Pittsburgh’s Learning Research and Development Center, where he graduated summa cum laude with a Bachelor of Science degree in computer science. Mr. Cunningham has worked as an independent computer-programming consultant on long-term projects for Xerox, Inc. and the U.S. Air Force.

Name	Age	Principal Occupation and Other Information
Raymond J. Merk	54	Mr. Merk was appointed our chief financial officer and corporate secretary in May 2013, previously having served as our vice president of administration and corporate secretary from March 2013. Prior to that, Mr. Merk had served as our vice president of finance since joining us in April 2010, bringing with him almost 30 years of accounting and financial management experience with both public and private companies. Prior to joining us, Mr. Merk was chief financial officer at DATATRAK International, Inc. from August 2007 to March 2010 and prior to that their Controller since his hiring in August 2006. He holds a Bachelor of Science in Business Administration from Ohio Northern University. Mr. Merk is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a registered class of a company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors, the chief accounting officer and beneficial owners of more than 10% of a registered class of our equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers, Directors, chief accounting officer and beneficial owners of more than 10% of a registered class of our equity securities, we believe that such persons complied with all Section 16(a) filing requirements during fiscal year 2013.

Code of Ethics

We maintain a Code of Ethics, which is applicable to all of our directors, officers and employees, including our President and Chief Executive Officer, Chief Financial Officer and Corporate Secretary, Corporate Controller and other senior financial officers. The Code of Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws and ethical conduct. The Company will promptly disclose to our shareholders, if required by applicable laws, any waivers of the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

The Code of Ethics may be found on our website at www.dynavoxtech.com under Company: Corporate Governance: Code of Ethics.

As described in our Code of Ethics, we maintain a hot-line by which the Company’s Directors, officers and employees can report possible violations. The hot-line has a toll-free number, an email address and a website. Whistleblowers may remain anonymous when reporting possible violations.

Code of Financial Principles for Senior Financial Executives

We maintain a Code of Financial Principles for Senior Financial Executives, which is applicable to our President and Chief Executive Officer, Chief Financial Officer and Corporate Secretary, Vice President—Finance, and Corporate Controller. The Code of Financial Principles for Senior Financial Executives sets forth our policies and expectations on a number of topics, including conflicts of interest, competency and knowledge, compliance with laws and ethical conduct. The Company will promptly disclose to our shareholders, if required by applicable laws, any waivers of the Code of Financial Principles for Senior Financial Executives granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

Audit Committee Membership

Our Audit Committee consists of Messrs. Hammes, Herling and Regan, with Mr. Regan serving as Chairman of the Audit Committee. Our Board has determined that all of these members of the Audit Committee are “independent” for purposes of Section 10A(m)(3) of the Exchange Act of 1934, as amended (the “Exchange Act”), and Section 5605(a)(2) of the NASDAQ Listing Rules. Our Board has also determined that each of Messrs. Hammes, Herling and Regan are able to read and understand fundamental financial statements. In addition, our Board has determined that Mr. Regan qualifies as an audit committee financial expert as defined by SEC regulations and has financial sophistication as such term is used under Section 5605(a)(2)(A) of the NASDAQ Listing Rules. DynaVox is no longer required to comply with the SEC and NASDAQ rules related to Audit Committees.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during fiscal years 2013 and 2012.

	Year (1)	Salary ($)	Bonus ($)	Stock Awards (2) ($)		All Other Compensation ($)		Total ($)
Michelle H. Wilver,	2013	450,000	—	132,000	(3)	30,404	(4)	612,404
President and Chief Executive Officer	2012	351,923	—	207,284		12,569		571,776
Robert E. Cunningham,	2013	238,308	15,000	60,000	(5)	15,129	(6)	328,437
Chief Strategy and Clinical Officer	2012	235,000	15,000	33,362		1,165		284,527
Raymond J. Merk,	2013	180,145	—	39,200	(7)	54,552	(8)	273,897
Chief Financial Officer and Corporate Secretary	2012	175,000	—	39,931		39,915		254,846
Kenneth D. Misch (9),	2013	229,635	—	36,000	(10)	13,602	(11)	279,237
Former Chief Financial and Information Officer	2012	225,000	—	102,701		670		328,371

(1)	All fiscal years presented consisted of 52 weeks.
(2)	The amounts set forth in this column represent the aggregate grant date fair value for stock awards granted in fiscal year 2013 as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”) based on the assumptions set forth in Note 15 to the consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended June 28, 2013.
(3)	This amount consists of 275,000 restricted stock units granted on October 4, 2012 with a grant date fair value of $0.48 per share. The stock units vest 25% on the grant date and then 25% on each of the first, second and third anniversary of the grant date.
(4)	This amount consists of $658 in discretionary Company profit-sharing contributions to our 401(k) Profit Sharing Plan, $2,633 in Company matching contributions to our 401(k) Profit Sharing Plan, $432 in life insurance and accidental death and dismemberment insurance premiums, an aggregate of $4,181 (including tax gross-up) with respect to the President’s Club trip (offered as an incentive for our employees who generate substantial sales) for Ms. Wilver’s guest, and $22,500 in a one-time payment for unused paid leave time (“PLT”).
(5)	This amount consists of 125,000 restricted stock units granted on October 4, 2012 with a grant date fair value of $0.48 per share. The stock units vest 25% on the grant date and then 25% on each of the first, second and third anniversary of the grant date.
(6)	This amount consists of $631 in discretionary Company profit-sharing contributions to our 401(k) Profit Sharing Plan, $1,783 in Company matching contributions to our 401(k) Profit Sharing Plan, $230 in life insurance and accidental death and dismemberment insurance premiums, $500 in Company contributions to Mr. Cunningham’s Health Savings Account, and $11,985 in a one-time payment for unused PLT.

(7)	This amount consists of two restricted stock unit grants. The first grant was for 40,000 restricted stock units on October 4, 2012 with a grant date fair value of $0.48 per share. The second grant was for 100,000 restricted stock units on May 7, 2013 with a grant date fair value of $0.20 per share. The stock units vest 25% on the grant date and then 25% on each of the first, second and third anniversary of the grant date.
(8)	This amount consists of $470 in discretionary Company profit-sharing contributions to our 401(k) Profit Sharing Plan, $2,971 in Company matching contributions to our 401(k) Profit Sharing Plan, $202 in life insurance and accidental death and dismemberment insurance premiums, $500 in Company contributions to Mr. Merk’s Health Savings Account, an aggregate of $1,058 (including tax gross-up) with respect to the President’s Club trip (offered as an incentive for our employees who generate substantial sales) for Mr. Merk’s guest, $40,273 for temporary housing costs, $6,394 in a one-time payment for unused PLT, and $2,684 in legal fee reimbursements.
(9)	Mr. Misch’s employment with the Company was terminated effective May 17, 2013.
(10)	This amount consists of 75,000 restricted stock units granted on October 4, 2012 with a grant date fair value of $0.48 per share. The stock units vest 25% on the grant date and then 25% on each of the first, second and third anniversary of the grant date.
(11)	This amount consists of $605 in discretionary Company profit-sharing contributions to our 401(k) Profit Sharing Plan, $4,300 in Company matching contributions to our 401(k) Profit Sharing Plan and $202 in life insurance and accidental death and dismemberment insurance premiums, and $8,495 in a one-time payment for unused PLT.

Employment Agreements

Michelle H. Wilver

We have entered into a second amended and restated employment agreement, dated June 13, 2012, with Michelle Wilver pursuant to which Ms. Wilver serves as our President and Chief Executive Officer. The employment term is a three-year term with automatic one-year extensions thereafter unless either party provides the other 90 days’ prior written notice of an election not to renew the employment agreement.

Ms. Wilver is currently entitled to receive an annual base salary of $450,000 and entitled to such increases in her annual base salary as may be determined by our Board from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Ms. Wilver is also eligible to earn an annual bonus award under the applicable bonus plan of up to 50% of her annual base salary, based upon the achievement of performance targets established by our Board within the first 90 days of each applicable fiscal year. Ms. Wilver also has the opportunity to earn an annual bonus award in excess of this amount if goals established by our Board within the first 90 days of each applicable fiscal year are achieved. Ms. Wilver is also entitled to participate in our employee benefit plans, on the same basis as those benefits are generally made available to our other executives. We have also agreed to indemnify Ms. Wilver in connection with her capacity as our trustee, Director or officer.

If Ms. Wilver’s employment is terminated by us without “cause” (as defined in her employment agreement) or by Ms. Wilver for “good reason” (as defined in her employment agreement), subject to her execution of a release of claims against us and her continued compliance with the restrictive covenants described below, she will be entitled to receive (1) continued payment of her annual base salary until 24 months after her termination date, (2) continued medical and dental coverage for a period of 18 months following her termination date, provided that payments for such coverage by Ms. Wilver will be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that she would have been entitled to receive pursuant to the terms of her employment agreement in respect of such fiscal year had her employment not terminated, prorated for the number of days she was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had her employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

Ms. Wilver has also agreed, if we so request, to remain employed by us for a period of up to one year following a “change of control” (as defined in her employment agreement). If Ms. Wilver resigns without “good reason” within 90 days following such period, subject to her execution of a release of claims against us and her continued compliance with the restrictive covenants described below, she will be entitled to receive (1) continued payment of her annual base salary until 24 months after the termination date, (2) continued medical and dental coverage for a period of 18 months following her termination date, provided that payments for such coverage by her will be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that she would have been entitled to receive pursuant to the terms of her employment agreement in respect of such fiscal year had her employment not terminated, prorated for the number of days she was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had her employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

If Ms. Wilver’s employment terminates due to her death or “disability” (as defined in her employment agreement), Ms. Wilver, or her estate (as the case may be), will be entitled to receive (1) continued payment of her annual base salary until 12 months after her termination date and (2) an amount equal to the annual cash bonus award, if any, that she would have been entitled to receive pursuant to the terms of her employment agreement in respect of such fiscal year had her employment not terminated, pro-rated for the number of days she was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had her employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

Ms. Wilver is subject to a covenant not to disclose our confidential information and not disparage us, in each case, during her employment term and at all times thereafter and covenants not to compete with us and not to solicit our employees or customers during the employment term and for two years following termination of her employment for any reason. If Ms. Wilver breaches these covenants, in addition to the remedies at law, we are entitled to obtain equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction or any other equitable remedy which may then be available and, in the event of such a breach, cease making any payments or providing any benefit otherwise required pursuant to Ms. Wilver’s employment agreement.

Robert E. Cunningham

We have entered into an employment agreement with Robert E. Cunningham, dated April 7, 2010, pursuant to which Mr. Cunningham serves as our Chief Strategy and Clinical Officer. The employment term is a three-year term with automatic one-year extensions thereafter unless either party provides the other 90 days’ prior written notice of an election not to renew the employment agreement.

Mr. Cunningham is currently entitled to receive an annual base salary of $240,000 and entitled to such increases in his annual base salary as may be determined by our Board from time to time. With respect to the fiscal year 2012 and each full fiscal year during the employment term, Mr. Cunningham is also eligible to earn an annual bonus award under the applicable bonus plan of up to 40% of his annual base salary, based upon the achievement of performance targets established by our Board within the first 90 days of each applicable fiscal year. Mr. Cunningham also has the opportunity to earn an annual bonus award in excess of this amount if goals established by our Board within the first 90 days of each applicable fiscal year are achieved. Mr. Cunningham is also entitled to participate in our employee benefit plans, on the same basis as those benefits are generally made available to our other executives.

If Mr. Cunningham’s employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Cunningham for “good reason” (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, he will be entitled to receive (1) continued payment of his annual base salary until 12 months after his termination date, (2) continued medical and dental coverage for a period of 12 months following his termination date, provided that payments for such coverage by Mr. Cunningham will be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, prorated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

Mr. Cunningham has also agreed, if we so request, to remain employed by us for a period of up to one year following a “change of control” (as defined in his employment agreement). If Mr. Cunningham resigns without “good reason” within 90 days following such period, subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, he will be entitled to receive (1) continued payment of his annual base salary until 12 months after the termination date, (2) continued medical and dental coverage for a period of 12 months following his termination date, provided that payments for such coverage by him will be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, prorated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

If Mr. Cunningham’s employment terminates due to his death or “disability” (as defined in his employment agreement), he will be entitled to receive (1) continued payment of his annual base salary until 12 months after his termination date and (2) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, pro-rated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs. Mr. Cunningham is also subject to a covenant not to disclose our confidential information and not disparage us, in each case, during his employment term and at all times thereafter and covenants not to compete with us and not to solicit our employees or customers during the employment term and for two years following termination of his employment for any reason. If Mr. Cunningham breaches these covenants, in addition to the remedies at law, we are entitled to obtain equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction or any other equitable remedy which may then be available and, in the event of such a breach, cease making any payments or providing any benefit otherwise required pursuant to Mr. Cunningham’s employment agreement.

Raymond J. Merk

We have entered into an employment agreement with Raymond J. Merk, dated July 17, 2013, pursuant to which Mr. Merk serves as our Chief Financial Officer and Corporate Secretary. The employment term is a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days’ prior written notice of an election not to renew the employment agreement.

Mr. Merk is currently entitled to receive an annual base salary of $225,000 and entitled to such increases in his annual base salary as may be determined by our Board from time to time. During each full fiscal year during the employment term commencing with fiscal 2013, Mr. Merk is eligible to earn an annual bonus award under the applicable bonus plan of up to 40% of his annual base salary, based upon the achievement of performance targets established by our Board within the first 90 days of each applicable fiscal year. Mr. Merk also has the opportunity to earn an annual bonus award in excess of this amount if goals established by our Board within the first 90 days of each applicable fiscal year are achieved. Mr. Merk is also entitled to the reimbursement of temporary housing costs. Mr. Merk is also entitled to participate in our employee benefit plans, on the same basis as those benefits are generally made available to our other executives.

If Mr. Merk’s employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Merk for “good reason” (as defined in his employment agreement), subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, he will be entitled to receive (1) continued payment of his annual base salary until 12 months after his termination date, (2) continued medical and dental coverage for a period of 12 months following his termination date, provided that payments for such coverage by Mr. Merk will be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, prorated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

Mr. Merk has also agreed, if we so request, to remain employed by us for a period of up to one year following a “change of control” (as defined in his employment agreement). If Mr. Merk resigns without “good reason” within 90 days following such period, subject to his execution of a release of claims against us and his continued compliance with the restrictive covenants described below, he will be entitled to receive (1) continued payment of his annual base salary until 12 months after the termination date, (2) continued medical and dental coverage for a period of 12 months following his termination date, provided that payments for such coverage by Mr. Merk shall be consistent with the payments required by other senior executives for such coverage at that time and (3) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, prorated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs.

If Mr. Merk’s employment terminates due to his death or “disability” (as defined in his employment agreement), he will be entitled to receive (1) continued payment of his annual base salary until 12 months after his termination date and (2) an amount equal to the annual cash bonus award, if any, that he would have been entitled to receive pursuant to the terms of his employment agreement in respect of such fiscal year had his employment not terminated, pro-rated for the number of days he was employed during such fiscal year, payable when such annual bonus award would have otherwise been payable had his employment not terminated, but in no event later than March 15th of the year following the year in which the termination occurs. Mr. Merk is also subject to a covenant not to disclose our confidential information and not disparage us, in each case, during his employment term and at all times thereafter and covenants not to compete with us and not to solicit our employees or customers during the employment term and for two years following termination of his employment for any reason. If Mr. Merk breaches these covenants, in addition to the remedies at law, we are entitled to obtain equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction or any other equitable remedy which may then be available and, in the event of such a breach, cease making any payments or providing any benefit otherwise required pursuant to Mr. Merk’s employment agreement.

Kenneth D. Misch

Mr. Misch’s employment with the Company was terminated effective May 17, 2013. Previously, we had entered into an employment agreement with Kenneth D. Misch, dated December 30, 2009, pursuant to which Mr. Misch was to serve as our Chief Financial and Information Officer. The employment term was a five-year term with automatic one-year extensions thereafter unless either party provides the other 90 days’ prior written notice of an election not to renew the employment agreement.

Mr. Misch was entitled to receive an annual base salary of $260,000 and entitled to such increases in his annual base salary as determined by our Board from time to time. During each full fiscal year during the employment term commencing with fiscal 2012, Mr. Misch was eligible to earn an annual bonus award under the applicable bonus plan of up to 40% of his annual base salary, based upon the achievement of performance targets established by our Board within the first 90 days of each applicable fiscal year. Mr. Misch also had the opportunity to earn an annual bonus award in excess of this amount if goals established by our Board within the first 90 days of each applicable fiscal year were achieved. Mr. Misch was also entitled to participate in our employee benefit plans, on the same basis as those benefits that were generally made available to our other executives.

Mr. Misch terminated his employment with us without “good reason” (as defined in his employment agreement), and as such was not entitled to any payments or benefits in connection with his termination.

Mr. Misch is subject to a covenant not to disclose our confidential information and not disparage us, in each case, at all times subsequent to terminating his employment with us and covenants not to compete with us and not to solicit our employees or customers for two years following the termination of his employment. If Mr. Misch breaches these covenants, in addition to the remedies at law, we are entitled to obtain equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction or any other equitable remedy which may then be available.

Deferred Compensation Plans

During fiscal year 2013, we offered our named executive officers the opportunity to participate in our 401(k) Profit Sharing Plan, which is a tax-qualified plan.

Our discretionary contributions to the 401(k) Profit Sharing Plan are based upon our actual Adjusted EBITDA and net sales performance in relation to the Adjusted EBITDA and net sales targets in our business plan. If Adjusted EBITDA and net sales performance meet the minimum targets, the applicable percentage for purposes of determining our discretionary profit-sharing contributions to the 401(k) Profit Sharing Plan is 4%, and the applicable percentage for purposes of determining our discretionary Social Security integration contributions to the 401(k) Profit Sharing Plan is 8%. The discretionary profit-sharing contribution to the 401(k) Profit Sharing Plan is determined by applying the applicable percentage to all eligible earnings up to the Social Security maximum taxable earnings. The discretionary Social Security integration contribution to the 401(k) Profit Sharing Plan is determined by applying the applicable percentage to all eligible earnings paid over the Social Security maximum taxable earnings up to $255,000. Eligible earnings include base salary (including any pre-tax deferrals to the employer-sponsored qualified plan) and bonuses paid within the plan year. The plan year coincides with the fiscal year, and participants are eligible to participate the first day of the month following three months of service. Participants vest in the Company discretionary contributions as follows: 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service. For on-target Adjusted EBITDA and net sales performance, the applicable performance percentages are 5% for the discretionary profit-sharing contributions and 10% for the Social Security integration contributions, and for maximum Adjusted EBITDA and net sales performance, the applicable performance percentages are 6% for the discretionary profit-sharing contributions and 12% for the Social Security integration contributions. The performance percentages are pro-rated for results that fall between Adjusted EBITDA and net sales performance thresholds.

Discretionary contributions to our Supplemental Executive Retirement Plan are made at the same rate applicable to discretionary profit-sharing contributions to our 401(k) Profit Sharing Plan and apply to the excess of eligible earnings above $245,000 in the plan year, which coincides with the calendar year. Eligible earnings include earned income, base salary, bonuses paid within the plan year, performance-based compensation, and other remuneration that may be included by the administrator of the plan. An eligible employee becomes a participant in the plan at the earlier of the date on which his or her deferral election first becomes effective or the date on which a discretionary contribution by us is first credited to the participant’s account. In general, participants vest in the discretionary employer contributions starting after two years of service at 25% per year, such that after five years of service, participants are fully vested in their discretionary employer contributions. However, accelerated vesting occurs upon retirement, death, separation from service due to disability and upon a change in control. If a participant’s employment is terminated by us for cause (or if cause otherwise exists due to theft relating to the business, dishonesty with respect to a material aspect of the business, or a violation of any nonsolicitation, noncompetition, or nondisclosure restrictive covenants), no benefits will be payable under the plan and the participant must repay to us all distributions made within the six-month period prior to such termination or breach. In general, any amounts not vested at the time of a separation from service are forfeited. Participants may direct that their accounts established under the plan be valued as if they were invested in one or more investment funds, which the administrator of the plan may select and may change from time to time in its discretion. We may, at any time, in our sole discretion, amend or modify this plan but any amendments or modifications will not retroactively affect or reduce amounts allocated to a participant’s account under the plan.

As of December 1, 2012, the 401(k) Plan was amended to terminate the Profit Sharing Plan and adopt a Company match of 50% of employee contributions up to 6%. Employer contributions vest over a 3-year period: 33% after the first year, 66% after the second year and 100% after the third year.

Outstanding Equity Awards at 2013 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal year 2013.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Share)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michelle H. Wilver, President and Chief Executive Officer	255,600 6,850 37,500	170,400 20,550 112,500	(3) (5) (6)	— — —	$ $ $	15.00 5.47 1.21	4/21/2020 9/14/2021 6/13/2022	206,250	(9)	$30,938	–	—	—
Robert E. Cunningham, Chief Strategy and Clinical Officer	85,200 2,275	56,800 6,875	(3) (5)	—	$ $	15.00 5.47	4/21/2020 9/14/2021	93,750	(9)	$14,063		—	—
Raymond J. Merk, Chief Financial Officer and Corporate Secretary	5,625 1,825	1,875 5,475	(4) (5)	—	$ $	15.00 5.47	4/21/2020 9/14/2021	105,000	(10)	$15,750		—	—
Kenneth D. Misch,(7) Former Chief Financial and Information Officer	18,750 9,150 12,500	—	(8)	— — —	$ $ $	15.00 5.47 1.21	4/21/2020 9/14/2021 6/13/2022	—		—		—	—

(1)	This column reflects the number of unvested restricted stock units previously awarded under the DynaVox Inc. 2010 Long-Term Incentive Program.
(2)	Based on a closing price of $0.15 per share of Class A common stock on June 28, 2013.
(3)	These options vest in equal annual installments over a five-year period beginning on the first anniversary of the grant date, April 21, 2010.
(4)	These options vest in equal annual installments over a four-year period beginning on the first anniversary of the grant date, April 21, 2010.
(5)	These options vest in equal annual installments over a four-year period beginning on the first anniversary of the grant date, September 14, 2011.
(6)	These options vest in equal annual installments over a four-year period beginning on the first anniversary of the grant date, June 13, 2012.
(7)	Mr. Misch’s employment with the Company was terminated effective May 17, 2013.
(8)	Mr. Misch’s employment with the Company was terminated effective May 17, 2013 on which date all of his unvested stock options were forfeited.
(9)	This figure represents the total number of unvested restricted stock units that were awarded on October 4, 2013, which will vest in equal annual installments over a three-year period beginning from the first anniversary of the grant date.
(10)	This figure represents the total number of unvested restricted stock units that were awarded on October 4, 2013 and May 7, 2013, which will vest in equal annual installments over a three-year period beginning from the first anniversary of the grant dates.

Director Compensation

We are governed by our Board of Directors. The following individuals served on our Board at the beginning of fiscal year 2013: Roger C. Holstein, Michael N. Hammes, Michael J. Herling, James W. Liken, William E. Mayer, Augustine L. Nieto II, Michael J. Regan, JoAnn A. Reed, Erin L. Russell and Michelle H. Wilver. On October 1, 2012, JoAnn A. Reed notified the Board that she would not be standing for re-election at the Company’s annual shareholders’ meeting on December 5, 2012 and her term would conclude as of that date. On October 17, 2012, the Board appointed Evan A. Marks to serve as an independent, outside Director, effective immediately. No additional remuneration is paid to our employees or to employees of Vestar or Park Avenue for their service on our Board. Accordingly, Messrs. Holstein and Mayer and Mses. Russell and Wilver were not compensated for their service on the Board during fiscal year 2013.

Effective June 28, 2013, we suspended payment of remuneration paid to independent members of the Board except for those members serving on the Special Committee. The Board members undertook this voluntary action as a means of maximizing conservation of the Company’s operating cash. The suspended remuneration will be accrued and will remain an obligation of the Company. Each independent Director receives an annual cash retainer of $35,000. In addition, the Chair of the Audit Committee receives an additional annual cash retainer of $10,000 and the Chair of each of the Compensation Committee and Corporate Governance and Nominating Committee receives an additional annual cash retainer of $7,000 and $6,000, respectively. Each independent Director receives $2,000 per Committee meeting attended, whether in person or via conference call, that is not held in conjunction with a Board meeting. In addition, each independent Director is reimbursed for reasonable out-of-pocket expenses incurred in connection with his or her attendance at Board of Directors and Committee meetings.

Consistent with our historical practice, following Mr. Marks’ appointment to the Board of Directors, on November 20, 2012, the Board approved an initial award of shares of restricted stock, with a value of approximately $3,500, based on the closing price of DynaVox Class A common stock on the date of the grant. Mr. Marks’ shares of restricted stock were granted under the 2010 Long-Term Incentive Plan and vest in equal annual installments over a two-year period beginning on November 20, 2012, subject to his continued service on our Board. Other than the award to Mr. Marks, the Board did not authorize any other restricted stock awards to independent Directors during fiscal year 2013.

The following table provides summary information concerning the compensation, if any, paid to or accrued in respect of the individuals serving on our Board for services rendered in such capacities during fiscal year 2013. Messrs. Holstein and Mayer and Mses. Russell and Wilver are not included in this table because we do not separately compensate them for their service on our Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Michael N. Hammes	45,000			45,000
Michael J. Herling	53,000			53,000
James W. Liken	44,000			44,000
Evan A Marks	20,291	3,500	(2)	23,791
Augustine L. Nieto II	37,000			37,000
Michael J. Regan	52,000			52,000
JoAnn A. Reed	28,500			28,500

(1)	The amounts set forth in this column represent the aggregate grant date fair value of stock awards granted in fiscal year 2013 as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”) based on the assumptions set forth in Note 15 to the consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended June 28, 2013.
(2)	Includes a grant on November 20, 2012 of 10,000 shares of restricted stock with a grant date fair value of $3,500 based on the assumptions set forth in Note 15 to the consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended June 28, 2013.

At the end of fiscal year 2013, none of our independent Directors held outstanding awards of our Company’s stock or options, except for:

•	Mr. Regan who held 1,402 restricted shares which vested on the second anniversary of the initial grant date, or September 13, 2013.

•

Mr. Marks who held 10,000 restricted shares which vest in equal installments on the first and second anniversaries of the initial grant date, or November 20, 2013 and November 20, 2014, subject to Mr. Marks’s continued service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans.”

Ownership of Securities

The following table sets forth information regarding the beneficial ownership of shares of our Class A common stock and Class B common stock and of Holdings Units as of June 28, 2013 by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of DynaVox Inc., (2) each of our Directors and named executive officers and (3) all of our Directors and executive officers as a group. Beneficial ownership reflected in the table below includes the total shares or units held by the individual and his or her personal planning vehicles. Beneficial ownership is determined in accordance with the rules of the SEC.

	Class A Common Stock Beneficially Owned (1)		Holdings Units Beneficially Owned (1)		Class B Common Stock Beneficially Owned (2)	Combined Voting Power (3)
Name of Beneficial Owner	Number	%	Number	%	Number	%
Entities affiliated with Vestar (4)	—	—	11,539,968	38.3%	2	38.3%
Park Avenue Capital Partners, L.P. (5)	—	—	1,898,019	6.3%	1	6.3%
Edward L. Donnelly, Jr. (6)	25,000	*	1,719,028	5.8%	1	5.8%
Bradley Louis Radoff (7)	1,075,000	9.4%	—	—	—	3.6%
Prescott Group Capital Management L.L.C. (8)	688,214	6.0%	—	—	—	2.3%
Michelle H. Wilver (9)	345,958	3.0%	415,385	1.4%	1	2.5%
Robert E. Cunningham (10)	118,725	1.0%	413,803	1.4%	1	1.8%
Kenneth D. Misch	91,250	*	47,583	*	1	*
James W. Liken	38,336	*	92,293	*	1	*
Michael J. Regan (12)	32,804	*	—	—	—	*
Evan A. Marks (13)	10,000	*	24,162	*	1	*
Raymond J. Merk (14)	27,070	*	—	—	—	*
Augustine L. Nieto II (11)	13,336	*	14,051	*	1	*
Roger C. Holstein	—	—	13,544	*	1	*
Michael J. Herling	13,336	*	13,185	*	1	*
Michael N. Hammes	13,336	*	—	—	—	*
William E. Mayer	—	—	—	—	—	—
Erin L. Russell	—	—	—	—	—	—
Directors and executive officers as a group (13 persons)	704,151	5.9%	1,034,006	3.4%	8	5.8%

*	Represents less than 1%.
(1)	Subject to the terms of the Exchange Agreement, the Holdings Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Person Transactions—Exchange Agreement.” Beneficial ownership of Holdings Units reflected in this table has not been reflected as beneficial ownership of shares of our Class A common stock for which such Holdings Units may be exchanged. Percentage of Holdings Units beneficially owned treats Holdings Units held by DynaVox Inc. as outstanding.
(2)	Each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each Holdings Unit held by such holder.
(3)	Represents percentage of voting power of the Class A common stock and Class B common stock of DynaVox Inc. voting together as a single class.
(4)	Vestar Capital Partners IV, L.P. and VCD Investors LLC. The address of these entities is 245 Park Avenue, 41st Floor, New York, NY 10167. Vestar Associates IV, L.P. is the sole general partner of Vestar Capital Partners IV, L.P. and is also the sole general partner of Vestar Executives I.V. L.P., which in turn is the controlling member of VCD Investors LLC. The general partner of Vestar Associates IV, L.P. is Vestar Associates Corporation IV, which we refer to as VAC-IV. As such, VAC-IV has sole voting and dispositive power over the shares owned by Vestar. Daniel S. O’Connell is the sole Director of VAC-IV and as a result he may be deemed to have beneficial ownership of the securities owned by Vestar Associates IV, L.P. Mr. O’Connell disclaims beneficial ownership of the securities beneficially owned by Vestar Associates IV, L.P. and VCD Investors LLC, except to the extent of his pecuniary interest therein. Each of Roger C. Holstein Evan A. Marks and Erin L. Russell disclaim beneficial ownership of such shares and any other shares held by affiliates of Vestar.

(5)	Park Avenue Capital Partners, L.P. (“Park Avenue”). The address of Park Avenue is 12 East 49th Street, 40th Floor, New York, NY 10017. Park Avenue Equity GP, LLC is the sole general partner of Park Avenue. PAE GP, LLC is the sole managing member of Park Avenue Equity GP, LLC. William E. Mayer is the sole managing member of PAE GP, LLC and as a result may be deemed to have beneficial ownership of the securities owned by Park Avenue. Mr. Mayer disclaims beneficial ownership of the securities held by Park Avenue, except to the extent of his pecuniary interest therein.
(6)	The shares of Class B common stock and the Holdings Units presented in the foregoing table as beneficially owned by Mr. Donnelly are held by a trust for the benefit of Mr. Donnelly and his family members as to which Mr. Donnelly is the trustee.
(7)	This information is primarily based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013 by Bradley Louis Radoff (the “Radoff filing”). According to the Radoff filing, Mr. Radoff has sole voting and sole dispositive power over all of the 1,075,000 Class A common shares owned by him. The address for Mr. Radoff’s principal business office is: 1177 West Loop South, Suite 1625, Houston, TX 77027.
(8)	This information is primarily based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013 by Prescott Group Capital Management, L.L.C (the “Prescott Group filing”). According to the Prescott Group filing, Prescott Group Capital Management, L.L.C. has sole voting and sole dispositive power over all of the 688,214 Class A common shares owned by it. The address for Prescott Group Capital Management, L.L.C.’s principal business office is: 1924 South Utica, Suite 1120, Tulsa, OK 74104-6529.
(9)	Of the shares of Class A common stock shown as beneficially owned, 299,950 are issuable upon the exercise of presently exercisable options.
(10)	Of the shares of Class A common stock shown as beneficially owned, 87,475 are issuable upon the exercise of presently exercisable options.
(11)	The shares and restricted shares of Class A common stock, the shares of Class B common stock and the Holdings Units presented in the foregoing table as beneficially owned by Mr. Nieto are held by a trust for the benefit of his family members for which Mr. Nieto and his wife are trustees. Mr. Nieto disclaims beneficial ownership of the securities held by the trust.
(12)	On May 31, 2012, Mr. Regan received an award of 10,000 shares of restricted stock, all of which vested on the grant date. On September 13, 2011, Mr. Regan received an award of 2,804 shares of restricted stock, half of which have already vested.
(13)	On November 20, 2012, Mr. Marks received an award of 10,000 shares of restricted stock, which vest in equal installments on the first and second anniversaries of the Grant Date.
(14)	Of the shares of Class A common stock shown as beneficially owned, 7,450 are issuable upon the exercise of presently exercisable options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Person Transactions

The agreements described in this section have been filed with the SEC, and the following descriptions are qualified by reference thereto.

Securityholders Agreement

In April 2010, in connection with the initial public offering, DynaVox Inc. and DynaVox Systems Holdings LLC entered into an Amended and Restated Securityholders Agreement with funds affiliated with Vestar, Park Avenue and certain specified other holders of Holdings Units from time to time, including some of our executive officers.

The Amended and Restated Securityholders Agreement include, until such time as the securityholders cease to own at least 25% of the total voting power of DynaVox Inc., a voting agreement pursuant to which the securityholders have agreed to vote their shares to elect the Chief Executive Officer as Director and, for so long as Vestar holds at least 10% of our total voting power, all of the remaining Directors as designated by Vestar. As of June 28, 2013, Vestar held 38.3% and the securityholders (including Vestar) held 62.1% of the total voting power of DynaVox Inc. The Amended and Restated Securityholders Agreement further prescribes a minimum number of five Directors of DynaVox Inc. The Amended and Restated Securityholders Agreement further provides that the securityholders shall vote their shares as directed by Vestar with respect to the approval of any amendment(s) to the organizational documents of DynaVox Inc. or DynaVox Systems Holdings LLC or a change in control transaction of DynaVox Inc. or DynaVox Systems Holdings LLC.

Under the Amended and Restated Securityholders Agreement, DynaVox Inc. and DynaVox Systems Holdings LLC provide to each securityholder intending to qualify as a “venture capital operating company” within the meaning of 29 C.F.R. §2510.3-101(d) and holding 5% of the total voting power of DynaVox Inc., certain inspection, information and consultation rights, subject to certain limitations.

The Amended and Restated Securityholders Agreement also provides the other investors party to the agreement with “tag-along” rights in connection with certain transfers of stock of DynaVox Inc. or Holdings Units by Vestar and provides Vestar with “take-along” rights, to require such other investors to consent to a proposed sale of DynaVox Systems Holdings LLC initiated by Vestar.

Exchange Agreement

In April 2010, we entered into an Exchange Agreement with the then existing owners of DynaVox Systems Holdings LLC, including some of our Directors and executive officers, and, in April 2011, we amended the agreement. Under the Exchange Agreement, as amended, holders of Holdings Units (other than DynaVox Inc.) may exchange their Holdings Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Notwithstanding the foregoing, for so long as Holdings Unit holders other than DynaVox Inc. hold in excess of 25% of the outstanding Holdings Units (including Holdings Units held by DynaVox Inc.), Holdings Unit holders shall only be entitled to effect exchanges on the second Friday or last day of each fiscal month of DynaVox Inc. occurring following the date of the initial filing of the registration statement on Form S-3 (File No. 333-173823). Furthermore, no holder of Holdings Units will be entitled to exchange such units for shares of Class A common stock if such exchange would be prohibited under applicable federal or state securities laws or regulations.

Registration Rights Agreement

In April 2010, we entered into a registration rights agreement with our then existing owners pursuant to which we have granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for Holdings Units (and other securities convertible into or exchangeable or exercisable for shares of our Class A common stock) otherwise held by them. Under the registration rights agreement, we have agreed to register the exchange of Holdings Units for shares of Class A common stock by our existing owners. In addition, Vestar has the right to request that we register the sale of shares of Class A common stock held six times and may require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. In addition, our existing owners have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.

Tax Receivable Agreement

In connection with the initial public offering, we purchased Holdings Units from unitholders of DynaVox Systems Holdings LLC, including some members of our senior management and Board of Directors. In addition, the remaining unitholders of DynaVox Systems Holdings LLC (other than DynaVox Inc.), including some of our Directors and executive officers, may (subject to the terms of the Exchange Agreement) exchange their Holdings Units for shares of Class A common stock of DynaVox Inc. on a one-for-one basis. DynaVox Systems Holdings LLC intends to have in effect an election under Section 754 of the Code effective for each taxable year in which an exchange of Holdings Units for shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Systems Holdings LLC at the time of an exchange of Holdings Units. As a result of both this initial purchase and these subsequent exchanges, DynaVox Inc., which we refer to as the “corporate taxpayer”, will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Systems Holdings LLC. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Systems Holdings LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that the corporate taxpayer would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The IRS may challenge all or part of the existing tax basis, tax basis increase and increased deductions, and a court could sustain such a challenge.

We have entered into a Tax Receivable Agreement with the unitholders of DynaVox Systems Holdings LLC at the time of the initial public offering, including some of our Directors and executive officers, that provides for the payment from time to time by the corporate taxpayer to such unitholders of 85% of the amount of the benefits, if any, that the corporate taxpayer is deemed to realize as a result of (i) the existing tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the initial public offering, (ii) an increase in tax basis of assets of DynaVox Systems Holdings LLC that otherwise would not have been available, and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement as well as certain other payments as defined by the Tax Receivable Agreement. These payment obligations are obligations of the corporate taxpayer and not of DynaVox Systems Holdings LLC. For purposes of the Tax Receivable Agreement, the benefit deemed realized by the corporate taxpayer will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the assets of DynaVox Systems Holdings LLC as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the initial public offering and had the corporate taxpayer not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the Tax Receivable Agreement for an amount based on the agreed payments remaining to be made under the agreement or the corporate taxpayer breaches any of its material obligations under the Tax Receivable Agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the agreement. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•

the timing of exchanges—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of DynaVox Systems Holdings LLC at the time of each exchange;

•

the price of shares of our Class A common stock at the time of the exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of DynaVox Systems Holdings LLC is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

•	the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available; and

•

the amount and timing of our income—the corporate taxpayer will be required to pay 85% of the deemed benefits as and when deemed realized. If the corporate taxpayer does not have taxable income, the corporate taxpayer generally is not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been actually realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the Tax Receivable Agreement.

As of June 28, 2013 and June 29, 2012, the estimated liability representing the expected payments due under the TRA was $-0- and $44,924, respectively. During the fiscal year ending June 27, 2014, the Company does not expect to make a payment under the TRA. During the third quarter of fiscal year 2013, the Company changed its estimate and reduced $43,884 of the estimated liability in connection with placing a substantial valuation allowance on its deferred tax assets as it was determined that it was more likely than not that the tax benefits would not be realized (See Note 8 in the consolidated financial statements). Future changes in our assessment of our ability to realize deferred tax assets would have an effect on our estimate of the TRA liability. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to DynaVox Inc. by DynaVox Systems Holdings LLC are not sufficient to permit DynaVox Inc. to make payments under the Tax Receivable Agreement after it has paid taxes. The payments under the Tax Receivable Agreement are not conditioned upon any person maintaining ownership in DynaVox Inc.

The effects of the Tax Receivable Agreement on our consolidated balance sheet as a result of our purchase of Holdings Units with our proceeds from the initial public offering were as follows:

•

we recorded an increase of $42.6 million in deferred tax assets for the estimated income tax effects of the increase in the tax basis of the assets owned by DynaVox Inc. based on enacted federal and state tax rates at the date of the transaction. To the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis of expected future earnings, we will reduce the deferred tax asset with a valuation allowance;

•

we recorded 85% of the estimated realizable tax benefit resulting from (i) the tax basis in the intangible assets of DynaVox Systems Holdings LLC on the date of the initial public offering, (ii) the increase in the tax basis of the purchased interests as noted above and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement as an increase of $40.9 million payable to related parties pursuant to the Tax Receivable Agreement; and

•	we recorded an increase to additional paid-in capital in an amount equal to the difference between the increase in deferred tax assets and the increase in liability under the Tax Receivable Agreement.

The amounts recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement have been estimated. All of the effects of changes in any of our estimates after the date of the purchase will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

During fiscal year 2013, the Company recorded a net decrease of $0.5 million to the TRA liability resulting from an increase of $0.1 million related to the exchange of 107,465 units of DynaVox Holdings for Class A Common Stock and a decrease of $0.6 million due to the effect of a state deferred tax rate change. The increase of $0.1 million represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as less than $.01 million decrease to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity. The $0.6 million related to the state deferred tax rate change has been recorded in other income as a relief from an obligation.

The Tax Receivable Agreement provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, the corporate taxpayer’s (or its successor’s) obligations with respect to exchanged or acquired Holdings Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other benefits in excess of the amounts assumed at the change in control will also result in payments under the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we realize. Moreover, if we elect to terminate the Tax Receivable Agreement early for reasons other than for a change in control that is not a liquidation or dissolution of the Company, we would be required to make an immediate payment equal to the present value (calculated utilizing a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits. In addition to the assumption that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits, this upfront payment would be calculated based upon additional assumptions, including that any Holdings Units that had not then been exchanged would be deemed to be exchanged for the market value of the Class A common stock at the time of the termination and that the tax rates for future years would be those specified in the law as in effect at the time of termination. In any of these situations, our obligations under the Tax Receivable Agreement could be significant and significantly in excess of any tax benefits that we realize.

Effective October 18, 2013 the Tax Receivable Agreement was amended so that the agreement would terminate with no further obligations owed by DynaVox Inc. to its pre-IPO owners upon a change in control other than a liquidation or dissolution of the Company.

Decisions made by our existing owners or management who entered into the Tax Receivable Agreement in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an existing owner or member of management under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a unitholder of DynaVox Systems Holdings LLC without giving rise to any rights of such unitholder to receive payments under the Tax Receivable Agreement.

Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. In certain circumstances, we may defer that portion of our payments under the Tax Receivable Agreement that is attributable to the tax basis in the assets of DynaVox Systems Holdings LLC on the date of the initial public offering or to increases in tax basis arising from such payments, but only to the extent DynaVox Inc. does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement. Such deferred payments would accrue interest at a rate of LIBOR plus 500 basis points.

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

DynaVox Systems Holdings LLC Limited Liability Company Agreement

DynaVox Inc. holds Holdings Units and is the sole managing member of DynaVox Systems Holdings LLC. Accordingly, DynaVox Inc. operates and controls all of the business and affairs of DynaVox Systems Holdings LLC and, through DynaVox Systems Holdings LLC and its operating entity subsidiaries, conducts our business.

Pursuant to the Limited Liability Company Agreement of DynaVox Systems Holdings LLC, including some of our Directors and executive officers, DynaVox Inc. has the right to determine when distributions will be made to unitholders of DynaVox Systems Holdings LLC and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the unitholders of DynaVox Systems Holdings LLC pro rata in accordance with the percentages of their respective limited liability company interests.

The unitholders of DynaVox Systems Holdings LLC, including DynaVox Inc., will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of DynaVox Systems Holdings LLC. Net profits and net losses of DynaVox Systems Holdings LLC will generally be allocated to its unitholders (including DynaVox Inc.) pro rata in accordance with the percentages of their respective limited liability company interests. The Limited Liability Company Agreement of DynaVox Systems Holdings LLC provides for cash distributions, which we refer to as “tax distributions,” to the holders of the Holdings Units. Generally, these tax distributions will be computed based on our estimate of the taxable income of DynaVox Systems Holdings LLC allocable to holders of Holdings Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the character of our income). Tax distributions will be made only to the extent all distributions from DynaVox Systems Holdings LLC for the relevant year were insufficient to cover such estimated tax liabilities.

The Limited Liability Company Agreement of DynaVox Systems Holdings LLC also provides that substantially all expenses incurred by or attributable to DynaVox Inc. (such as expenses incurred in connection with our initial public offering), but not including obligations incurred under the Tax Receivable Agreement by DynaVox Inc., income tax expenses of DynaVox Inc. and payments on indebtedness incurred by DynaVox Inc., are to be borne by DynaVox Systems Holdings LLC.

Indemnification of Directors and Officers

Our Restated Certificate of Incorporation and By-Laws provide that we will indemnify our Directors and officers to the fullest extent permitted by the Delaware General Corporation Law, which we refer to as the DGCL. In addition, our Restated Certificate of Incorporation provides that our Directors will not be liable for monetary damages for breach of fiduciary duty.

In addition, we entered into indemnification agreements with each of our executive officers and Directors. The indemnification agreements provide the executive officers and Directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

There is no pending litigation or proceeding naming any of our Directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any Director or officer.

Director Independence

Each of Messrs. Hammes, Herling, Liken, Nieto and Regan are independent as such term is defined under Section 5605(a)(2) of the NASDAQ Listing Rules. DynaVox Inc. is no longer required to comply with the NASDAQ listing standards including the independence requirements. For information about the independence of Audit Committee members, see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee Membership.”

Item 14. Principal Accountant Fees and Services

In connection with the audit of the Company’s annual financial statements for the fiscal year ended June 28, 2013, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP performed audit services for the Company.

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 28, 2013 and June 29, 2012 and fees billed for other services rendered by Deloitte & Touche LLP for those periods:

	(dollars in thousands)
	Fiscal Year Ended June 28, 2013	Fiscal Year Ended June 29, 2012
Audit fees(1)	$703	$621
Audit-related fees(2)	—	10
Tax fees(3)	316	303
All other fees	—	—

Total	$1,019	$934

(1)	Fees for audit services billed in the fiscal years ended June 28, 2013 and June 29, 2012 consisted of the following: audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements and statutory and regulatory audits.
(2)	Fees for audit-related services in fiscal 2012 are those related to the Company’s SEC Comment Letter, dated March 7, 2012.
(3)	Fees for tax services billed in the fiscal years ended June 28, 2013 and June 29, 2012 consisted of tax compliance and tax planning and advice.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Deloitte & Touche LLP’s independence and concluded that it was.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s Charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement. Each year, the Board approves an annual budget as determined by the Audit Committee for such permitted non-audit services and requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. The Audit Committee has pre-approved several enumerated permitted services, subject to the approval of the Chief Financial Officer, the Corporate Controller and/or the Chair of the Audit Committee, as applicable. The Audit Committee may form and delegate to subcommittees consisting of one or more of its members who are independent Directors the authority to pre-approve services to be provided by the independent auditors so long as the pre-approvals are presented to the full Audit Committee at a later time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of DynaVox Inc. are set forth immediately following the signature page of this report.

Schedule II— Valuation and Qualifying Accounts for the years ended July 1, 2011, June 29, 2012 and June 28, 2013.

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

DYNAVOX INC.

By:	/S/ MICHELLE H. WILVER
Michelle H. Wilver President and Chief Executive Officer

Date: November 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/S/ MICHELLE H. WILVER Michelle H. Wilver	November 21, 2013	President and Chief Executive Officer; Director (Principal Executive Officer)

/S/ RAYMOND J. MERK Raymond J. Merk	November 21, 2013	Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

/S/ ROGER C. HOLSTEIN Roger C. Holstein	November 21, 2013	Director

/s/ Evan A. Marks Evan A. Marks	November 21, 2013	Director

/S/ ERIN L. RUSSELL Erin L. Russell	November 21, 2013	Director

/S/ WILLIAM E. MAYER William E. Mayer	November 21, 2013	Director

/S/ AUGUSTINE NIETO II Augustine Nieto II	November 21, 2013	Director

/S/ JAMES W. LIKEN James W. Liken	November 21, 2013	Director

/S/ MICHAEL J. HERLING Michael J. Herling	November 21, 2013	Director

/S/ MICHAEL N. HAMMES Michael N. Hammes	November 21, 2013	Director

/S/ MICHAEL J. REGAN Michael J. Regan	November 21, 2013	Director

Schedule II - Valuation and Qualfiying Accounts for the years ended June 28, 2013, June 29, 2012 and July 1, 2011.

	Balance at Beginning of Period	Charged to Cost and Expense	Deductions	Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED JULY 1, 2011
Allowance for doubtful trade accounts	$1,393	$1,869	$(1,034)	$2,228
YEAR ENDED JUNE 29, 2012
Allowance for doubtful trade accounts	$2,228	$2,730	$(3,448)	$1,510
YEAR ENDED JUNE 28, 2013
Allowance for doubtful trade accounts	$1,510	$2,125	$(1,765)	$1,870
Allowance for deferred tax asset valuation	$1,543	$50,698	$—	$52,241

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DynaVox Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of DynaVox Inc. and subsidiaries (the “Corporation”) as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of June 28, 2013 and June 29, 2012, and the results of its operations and its cash flows for the fiscal years ended June 28, 2013, June 29, 2012, and July 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation’s default under the 2008 Credit Facility and the continuing decline in revenue, earnings, and cash flows from historical levels raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule listed in Item 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Corporation’s management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

November 21, 2013

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 28, 2013	June 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,101	$17,944
Trade receivables - net of allowance for doubtful accounts of $1,870 and $1,510 as of June 28, 2013 and June 29, 2012, respectively	9,149	14,864
Other receivables	197	253
Inventories	2,469	5,401
Prepaid expenses and other current assets	1,818	1,055
Deferred taxes	21	685

Total current assets	18,755	40,202
PROPERTY AND EQUIPMENT - Net	1,204	2,890
INTANGIBLES - Net	14,198	22,941
DEFERRED TAXES	—	48,709
OTHER ASSETS	784	1,499

TOTAL ASSETS	$34,941	$116,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,226	$—
Note payable	252
Trade accounts payable	2,906	4,900
Deferred revenue	1,436	1,693
Payable to related parties pursuant to tax receivable agreement	—	492
Other liabilities	5,835	7,503

Total current liabilities	25,655	14,588
LONG-TERM DEBT	—	31,200
DEFERRED TAXES	136	—
PAYABLE TO RELATED PARTIES PURSUANT TO TAX RECEIVABLE AGREEMENT	—	44,432
OTHER LONG-TERM LIABILITIES	1,382	1,956

Total liabilities	27,173	92,176

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 11,414,269 shares issued and 11,402,867 outstanding at June 28, 2013; 11,056,335 shares issued and 11,053,531 outstanding at June 29, 2012	115	111
Class B common stock, par value $0.01 per share, 1,000,000 shares authorized, 100 shares issued, and 89 and 90 shares outstanding, at June 28, 2013 and June 29, 2012, respectively	—	—
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; none issued or outstanding at June 28, 2013 and June 29, 2012	—	—
Additional paid-in capital	24,073	24,304
Accumulated deficit	(24,445)	(14,915)
Accumulated other comprehensive loss	(83)	(60)

Total stockholders’ equity (deficit) attributable to DynaVox Inc.	(340)	9,440
Non-controlling interest	8,170	14,712
Non-controlling interest shareholder notes	(62)	(87)

Total equity	7,768	24,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,941	$116,241

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended June 28, 2013	Year Ended June 29, 2012	Year Ended July 1, 2011
NET SALES	$64,953	$97,318	$108,103
COST OF SALES	19,021	27,563	32,251

GROSS PROFIT	45,932	69,755	75,852

OPERATING EXPENSES:
Selling and marketing	23,018	34,048	35,567
Research and development	6,761	7,126	9,888
General and administrative	16,470	18,816	18,480
Amortization of certain intangibles	765	405	445
Impairment loss	7,594	66,901	1,262

Total operating expenses	54,608	127,296	65,642

INCOME (LOSS) FROM OPERATIONS	(8,676)	(57,541)	10,210

OTHER INCOME (EXPENSE):
Interest income	38	28	36
Interest expense	(1,998)	(2,288)	(2,650)
Change in fair value and net loss on interest rate swap agreements	—	—	(81)
Other income (expense) — net	44,351	(134)	513

Total other income (expense) — net	42,391	(2,394)	(2,182)

INCOME (LOSS) BEFORE INCOME TAXES	33,715	(59,935)	8,028
INCOME TAX EXPENSE (BENEFIT)	49,665	(3,605)	1,361

NET INCOME (LOSS) ATTRIBUTABLE TO THE CONTROLLING AND NON-CONTROLLING INTERESTS	$(15,950)	$(56,330)	$6,667
Less: net (income) loss attributable to the non-controlling interests	6,420	37,880	(5,438)

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAVOX INC.	$(9,530)	$(18,450)	$1,229

Weighted-average shares of Class A common stock outstanding:
Basic	11,295,501	10,494,500	9,375,824

Diluted	11,295,501	10,494,500	9,375,898

Net income (loss) available to Class A common stock per share:
Basic	$(0.84)	$(1.76)	$0.13

Diluted	$(0.84)	$(1.76)	$0.13

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	DynaVox Inc.			Non-controlling Interests			Total
	Year Ended			Year Ended			Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011	June 28, 2013	June 29, 2012	July 1, 2011	June 28, 2013	June 29, 2012	July 1, 2011
NET INCOME (LOSS)	$(9,530)	$(18,450)	$1,229	$(6,420)	$(37,880)	$5,438	$(15,950)	$(56,330)	$6,667
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(23)	(39)	28	(34)	(69)	59	(57)	(108)	87

COMPREHENSIVE INCOME (LOSS)	$(9,553)	$(18,489)	$1,257	$(6,454)	$(37,949)	$5,497	$(16,007)	$(56,438)	$6,754

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Non- Controlling Interest Shareholder Notes	Total Stockholders’ Equity

	Common A shares		Common B shares		Additional
	Number of Units		Number of Units		Paid-in
		Amount		Amount	Capital
BALANCE - July 2, 2010	9,383,335	$94	100	$—	$24,205	$2,306	$(46)	$51,392	$(87)	$77,864
Equity-based compensation expense	—	—	—	—	2,124	—	—	—	—	2,124
Equity distributions	—	—	—	—	(4,185)	—	—	—	—	(4,185)
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	20	—	—	—	—	20
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	64	—	—	(92)	—	(28)
Net income	—	—	—	—	—	1,229	—	5,438	—	6,667
Foreign currency translation adjustments	—	—	—	—	—	—	28	59	—	87

BALANCE - July 1, 2011	9,383,335	$94	100	$—	$22,228	$3,535	$(18)	$56,797	$(87)	$82,549
Equity-based compensation expense	—	—	—	—	2,137	—	—	—	—	2,137
Equity distributions	—	—	—	—	(3,197)	—	—	—	—	(3,197)
Allocation of deferred tax assets and liabilities	—	—	—	—	440	—	—	—	—	440
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(1,418)	—	—	—	—	(1,418)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	13	—	—	(22)	—	(9)
Issuance of restricted Common A shares	68,345	1	—	—	—	—	—	—	—	1
Exchange of subsidiary shares from non-controlling interest	1,601,851	16	(10)	—	4,101	—	(3)	(4,114)	—	—
Net loss	—	—	—	—	—	(18,450)	—	(37,880)	—	(56,330)
Foreign currency translation adjustments	—	—	—	—	—	—	(39)	(69)	—	(108)

BALANCE - June 29, 2012	11,053,531	$111	90	$—	$24,304	$(14,915)	$(60)	$14,712	$(87)	$24,065
Equity-based compensation expense	—	—	—	—	1,381	—	—	—	—	1,381
Equity distributions	—	—	—	—	(1,576)	—	—	—	—	(1,576)
Reduction of non-controlling interest shareholder notes	—	—	—	—	(10)	—	—	—	25	15
Allocation of deferred tax assets and liabilities	—	—	—	—	34	—	—	—	—	34
Adjustment to give effect of the tax receivable agreement with DynaVox Holdings	—	—	—	—	(125)	—	—	—	—	(125)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	8	—	—	(7)	—	1
Issuance of restricted Common A shares, net of shares withheld	241,871	2	—	—	(22)	—	—	—	—	(20)
Exchange of subsidiary shares from non-controlling interest	107,465	2	(1)	—	79			(81)		—
Net loss	—	—	—	—	—	(9,530)	—	(6,420)	—	(15,950)
Foreign currency translation adjustments	—	—	—	—	—	—	(23)	(34)	—	(57)

BALANCE - June 28, 2013	11,402,867	$115	89	$—	$24,073	$(24,445)	$(83)	$8,170	$(62)	$7,768

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 28, 2013	Year Ended June 29, 2012	Year Ended July 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to the controlling and non-controlling interests	$(15,950)	$(56,330)	$6,667
Depreciation	1,931	2,985	3,377
Amortization of certain intangibles	1,242	854	981
Amortization of deferred financing costs	680	680	658
Equity-based compensation expense	1,381	2,137	2,124
Change in fair value of interest rate swaps	—	—	(631)
Bad debt expense	2,125	2,730	1,869
Change in fair value of acquisition contingencies	10	32	(259)
Deferred taxes	49,503	(3,788)	956
Change in payable to related parties pursuant to tax receivable agreement	(44,459)	—	—
Loss on disposal of assets	60	24	—
Impairment loss	7,594	66,901	1,262
Changes in operating assets and liabilities:
Trade receivables	3,645	1,147	(2,589)
Inventories	2,932	(525)	1,931
Other assets	(729)	319	(166)
Deferred revenue	(327)	41	224
Trade accounts payable	(1,990)	(1,711)	1,387
Accrued compensation	(2,172)	227	(4,392)
Accrued interest	110	7	(37)
Related-party payable	0	0	(181)
Tax receivable agreement	(552)	(129)	(1,135)
Disbursements on derivative instruments	—	—	(712)
Other-net	153	34	495

Net cash provided by operating activities	5,187	15,635	11,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(418)	(541)	(3,205)
Proceeds from sale of property and equipment	16	80	9

Net cash used in investing activities	(402)	(461)	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under debt agreements	431	—	—
Repayments of debt agreements	(16,157)	(5,000)	(11,961)
Deferred financing costs	—	—	(149)
Payment on acquisition contingencies	(270)	(1,087)	(1,003)
Equity distributions	(1,576)	(3,197)	(4,185)
Redemption of management and common units	1	(9)	(28)

Net cash used in financing activities	(17,571)	(9,293)	(17,326)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(57)	(108)	87

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,843)	5,773	(8,606)
CASH AND CASH EQUIVALENTS:
Beginning of year	17,944	12,171	20,777

End of year	$5,101	$17,944	$12,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net interest paid	$1,161	$1,578	$1,970

Net income taxes paid	$306	$494	$930

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING & FINANCING INFORMATION:
Prepaid insurance (Operating)	$360	$3	$76

Accrued capital costs (Investing)	$3	$—	$—

Financing under insurance agreement (Financing)	$252	$—	$—

See notes to consolidated financial statements.

DYNAVOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except unit, share and per share amounts)

1. ORGANIZATION

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

Non-Controlling Interest

The Corporation consolidates the financial results of DynaVox Holdings and its subsidiaries, and records non-controlling interest for the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in the Corporation held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of the Corporation attributable to the non-controlling unitholders, based on the portion of the Holdings Units owned by such unitholders. The non-controlling interest ownership percentage as of June 28, 2013 and June 29, 2012 is calculated as follows:

	Non-controlling Unitholders Holdings Units	DynaVox Inc. Issued Common Shares	Total*
June 28, 2013	18,685,958	11,414,269	30,100,227
June 29, 2012	18,803,832	11,056,335	29,860,167
Ownership percentage:
June 28, 2013	62.1%	37.9%	100.0%
June 29, 2012	63.0%	37.0%	100.0%

*	Assumes all of the holders of Holdings Units exchange their Holdings Units for shares of the Corporation’s Class A common stock on a one-for-one basis

Tax Receivable Agreement

DynaVox Holdings has made and intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Holdings Units into shares of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of DynaVox Holdings at the time of an exchange of Holdings Units. As a result of both the initial purchase of Holdings Units from the DynaVox Holdings owners in connection with the April 2010 initial public offering (“IPO”) and these subsequent exchanges, DynaVox Inc. will become entitled to a proportionate share of the existing tax basis of the assets of DynaVox Holdings. In addition, the purchase of Holdings Units and subsequent exchanges could result in increases in the tax basis of the assets of DynaVox Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that DynaVox Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

During fiscal year 2013, the Company recorded a net decrease of $470 to the TRA liability resulting from an increase of $105 related to the exchange of 107,465 units of DynaVox Holdings for Class A Common Stock and a decrease of $575 due to the effect of a state deferred tax rate change. The increase of $105 represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $21 decrease to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity. The $575 related to the state deferred tax rate change has been recorded in other income as a relief from an obligation.

During fiscal year 2012, the Company recorded an increase to the TRA liability of $5,263 related to the exchange of 1,601,851 units of DynaVox Holdings for Class A common stock. This increase represents 85% of the estimated tax benefits related to an increase in tax basis resulting from these exchanges and other estimated payments under the TRA. This has been recorded as a $3,845 increase to the long-term deferred tax asset and the remainder has been recorded as an adjustment to equity.

As of June 28, 2013 and June 29, 2012, the estimated liability representing the expected payments due under the TRA was $- and $44,924, respectively. During the third quarter of fiscal year 2013, the Company changed its estimate and reduced $43,884 of the estimated liability in connection with placing a substantial valuation allowance on its deferred tax assets as it was determined that it was more likely than not that the tax benefits would not be realized (See Note 8). The change in the liability was recorded as income through Other income (expense) – net on the consolidated statement of operations. Future changes in our assessment of our ability to realize deferred tax assets would have an effect on our estimate of the TRA liability. If we were to determine that a reduction to our valuation allowance against our deferred tax assets was necessary because it was more likely than not that we would realize the tax benefits, we would record a corresponding increase to our TRA liability.

To determine the current amount of the payments due to DynaVox Holdings owners under the tax receivable agreement, the Company estimated the amount of taxable income that DynaVox Inc. has generated over the previous fiscal year. Next, the Company estimated the amount of the specified TRA deductions at year end. This was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next fiscal year. These calculations are performed pursuant to the terms of the TRA. As noted above, the Company does not expect to make a payment under the TRA during fiscal year 2014.

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

2. OPERATING MATTERS AND GOING CONCERN UNCERTAINTY

The Company has experienced a decline in revenue, earnings, and cash flows from historical levels. During the third quarter, the Company violated the Net Senior Debt to EBITDA financial covenant under its credit agreement ( the “2008 Credit Facility”) and has received a Notice of Events of Default; Reservation of Rights (“Default Notice”) from GE Business Financial Services Inc., as Agent. The Default Notice stated that the lenders were not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and were entitled to exercise any and all default-related rights and remedies under the agreement. Included in these rights and remedies, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility, absent a forbearance agreement, could have accelerated our obligations under the agreement and required payment of the full outstanding principal amount plus accrued and unpaid interest.

In July 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement) with the lenders, pursuant to which they agreed to forbear from exercising their default-related rights and remedies under the 2008 Credit Facility for a specified period of time pending certain terms and conditions are met by the Company. Specifically, the terms and conditions of the Forbearance Agreement require that the Company either sell the business or recapitalize the outstanding debt under acceptable terms as specified in the Forbearance Agreement and make specified payments to the lenders. Unless the Forbearance Agreement is extended beyond the current December 6, 2013 termination date, the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the agreement and require payment of the full outstanding principal amount plus accrued and unpaid interest as of December 7, 2013. Also, the interest rate on the debt was increased to the default rate of our current rate plus 2% as of April 4, 2013. The default rate was 6.2% effective April 4, 2013.

At June 28, 2013, the entire amount outstanding under the 2008 Credit Facility of $15,226 has been recorded as a current liability as the lenders may accelerate the obligations under the 2008 Credit Facility. In addition, the 2008 Credit Facility matures on June 23, 2014 and requires repayment of the $15,226 on or before the maturity date. The Company does not have sufficient cash resources to pay the amount that would become payable, in the event of an acceleration of these amounts, or upon the June 23, 2014 maturity date.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern; however, our default under the 2008 Credit Facility and the continuing decline of our operating performance and cash flows raise substantial doubt about our ability to do so. Other than described above, our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern. The Company has engaged an investment banking firm to advise the Company on strategic alternatives, including identifying and evaluating a potential business sale or recapitalization transaction. The Company plans to abide by the terms of the Forbearance Agreement and undertake the activities required to sell the business or recapitalize the outstanding debt. There can be no assurances however, that the Company can execute on such activities in a timely manner or can effect a strategic alternative at terms and in a timeframe that would be acceptable to the lenders.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). At June 28, 2013, the Company operated in one reportable segment.

Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include revenue recognition, trade receivables and related allowances, equity-based compensation, deferred tax assets, the TRA and fair value measures for indefinite-lived intangible assets and other long-lived assets used in the Company’s initial recording and evaluation of impairment for such assets. Actual outcomes could differ from these estimates.

Fiscal Year End—The Company’s fiscal year ends on the Friday closest to June 30, resulting in either a 52-or 53-week year. The fiscal years ended June 28, 2013 (“2013”), June 29, 2012 (“2012”) and July 1, 2011 (“2011”) were each 52 weeks.

Foreign Currency Translation—The Company’s foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income (expense)—net in the consolidated statements of operations.

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

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or group of assets may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset.

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

Advertising Costs—Certain advertising costs, including costs of producing catalogs, direct mail and other promotional costs are expensed when the marketing campaign commences. The Company recognized $1,414, $4,057 and $2,826 in advertising expense during the fiscal years ended June 28, 2013, June 29, 2012 and July 1, 2011, respectively.

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

Equity-Based Compensation—The fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model and is estimated at the date of grant. The fair value of the Company’s restricted stock is the price of the Company’s stock at the date of grant. Compensation expense for all awards is recognized over the requisite service period.

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

During fiscal year 2013, the Company recorded a substantial valuation allowance on its deferred tax assets for $52,241 as it was determined that it was more likely than not that the tax benefits would not be realized. During fiscal year 2012 the Company recorded a valuation allowance against its United Kingdom deferred tax assets as the United Kingdom subsidiary had cumulative losses and no viable tax planning strategies were identified.

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations.

Business and Credit Concentrations—Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company maintains cash with three major financial institutions. At times, such amounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 28, 2013, cash of $257 is deposited at international banks and is not FDIC insured. A significant portion of the Company’s receivables are due from federal and state government reimbursement programs, such as Medicare ($2,002 and $3,114 as of June 28, 2013 and June 29, 2012, respectively), and various Medicaid state programs ($3,273 and $5,416 as of June 28, 2013 and June 29, 2012, respectively).

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable, and short-term debt. See Note 9, “Fair Value Measurements” for additional information.

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

Recently Issued Accounting Standards— In July 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to clarify guidance related to the presentation of unrecognized tax benefits with the objective of eliminating diversification in practice. These amendments provide clarification on when an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards—On December 29, 2012, the Company adopted changes that were issued by the FASB related to the reclassification of amounts out of accumulated comprehensive income by component. Under the amendments, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of these changes had no impact on the Company’s consolidated financial statements as we had no reclassifications from accumulated other comprehensive income (loss).

4. BALANCE SHEET ITEMS

Inventories as of June 28, 2013 and June 29, 2012, consist of the following:

	June 28, 2013	June 29, 2012
Raw materials	$1,053	$3,073
Work in progress	12	16
Finished goods	1,404	2,312

Inventories	$2,469	$5,401

Other current liabilities as of June 28, 2013 and June 29, 2012, consist of the following:

	June 28, 2013	June 29, 2012
Accrued compensation	$2,481	$4,121
ERT acquisition contingencies	1,334	1,594
Accrued royalties	10	17
Accrued warranty	134	169
Accrued income taxes	38	31
Accrued interest	126	16
Accrued professional fees	1,081	862
Other	631	693

Other current liabilities	$5,835	$7,503

The components of accumulated other comprehensive loss, consisted of foreign currency translation adjustments, at June 28, 2013 and June 29, 2012 are as follows:

	2013	2012
Accumulated other comprehensive loss attributable to DynaVox Inc.	$(83)	$(60)

Accumulated other comprehensive loss attributable to non-controlling interests	$(136)	$(109)

Foreign currency translation adjustments, including those pertaining to non-controlling interests, are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

5. PROPERTY AND EQUIPMENT

The components of property and equipment as of June 28, 2013 and June 29, 2012, are as follows:

	June 28, 2013	June 29, 2012
Molds, machinery and equipment	$8,476	$8,690
Computer equipment and purchased software	5,103	5,037
Furniture, fixtures and office equipment	1,247	1,326
Leasehold improvements	349	652

Total property and equipment — gross	15,175	15,705
Less accumulated depreciation	(14,173)	(12,866)
Construction in process	202	51

Property and equipment — net	$1,204	$2,890

The Company recorded an impairment charge of $94 related to the abandonment of certain leasehold improvements in the third quarter of fiscal year 2013. Depreciation expense for the fiscal years ended 2013, 2012 and 2011, amounted to $1,931 $2,985 and $3,377, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s identifiable intangible assets with indefinite and finite lives are detailed below:

	June 28, 2013				June 29, 2012
	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount
Goodwill	$60,846	$60,846	$—	$—	$60,846	$60,846	$—	$—

Acquired software technology	3,253	127	2,678	448	3,253	127	2,245	881
Commercial computer software	311	175	136	—	311	175	136	—
Acquired patent technology	4,330	2,523	1,807	—	4,330	2,523	1,047	760
Developed patent technology	244	244	—	—	244	244	—	—
Trade names	2,300	2,042	108	150	100	42	58	—
Symbols and trade names (indefinite live)	23,100	9,500	—	13,600	25,300	4,000	—	21,300

	$33,538	$14,611	$4,729	$14,198	$33,538	$7,111	$3,486	$22,941

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

Fiscal Year 2012 Impairment

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

As a result of the impairment indicators, the Company also conducted interim impairment testing of the definite-lived and indefinite-lived intangible assets as of March 30, 2012. The test for recoverability of a finite-lived asset group to be held, and used, is performed by comparing the carrying amount of the assets to the sum of the estimated future net undiscounted cash flows expected to be generated by the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. The significant assumptions under this method include revenue and cost projections to arrive at cash flows over a projection period. The Company performed a test for each asset grouping and determined that impairment had occurred and an impairment loss of $1,262 was recorded which was equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology.

The test for recoverability of an indefinite-lived asset group to be held, and used, is performed by comparing the carrying amount of the asset to the fair value. The fair value of indefinite-lived intangibles, both trade names and symbols, was estimated by using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 13.0% for both trade names and symbols. The Company determined that the fair value of the indefinite-lived intangibles exceeded its carrying value and no impairment charge was necessary as of March 30, 2012.

In the fourth quarter of 2012, the Company noted additional impairment indicators due to the continued softening of demand beyond its expectations for the Company’s products in what historically has been the Company’s highest sales quarter during the year as well as the refinement of certain business strategies in connection with the Company’s new Chief Executive Officer. As a result of the impairment indicators, the Company conducted impairment testing of the finite-lived intangible assets as of June 29, 2012. The Company performed a test for each asset grouping and determined that impairment had occurred and an impairment loss of $1,493 was recorded which was equal to the excess of the carrying value over the fair value. The finite-lived assets impaired related to commercial computer software and acquired patent technology. The fair value of definite-live intangibles was estimated using a relief from royalty method (a discounted cash flow methodology). The significant assumption under this method was a royalty rate of 2%. Additionally, the useful life of these definite-lived assets was reduced to one year due to the Company’s refined business strategy. The finite-lived assets impaired related to commercial computer software and acquired patented technology.

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

Fiscal Year 2013 Impairments

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

In accordance with its policy of conducting its annual impairment test of intangibles with indefinite lives as well as giving consideration to the impairment indicators mentioned above, the Company performed the test for recoverability of the indefinite-lived asset group to be held, and used, as of June 28, 2013. The fair value of the indefinite-lived intangibles, both trade names and symbols, was estimated using a relief from royalty method (a discounted cash flow methodology). Significant assumptions under this method include royalty rates and the discount rate. Royalty rates ranging from 2% to 20% were utilized for trade names and a rate of 8% coupled with a fixed rate per device was utilized for symbols. The Company utilized a discount rate of 25% for both trade names and symbols. The higher discount rate, as compared to the third quarter of fiscal 2013, was primarily the result of the change in risk profile caused by the short-term nature of the Forbearance Agreement which became effective July 29, 2013 and specifically the expedited process to evaluate strategic alternatives required under the Forbearance Agreement. The Company determined that an impairment had occurred for the symbols and trade names and an impairment loss of $3,500 and $2,100 was recorded respectively, which was equal to the excess of the carrying value over the fair value.

The Company recorded an asset impairment loss of $7,500 for fiscal year ended June 28, 2013, of which $5,800 related to indefinite-lived intangible assets, and $1,700 was related to finite-lived intangible assets. The Company recorded an asset impairment loss of $66,901 for fiscal year ended June 29, 2012, of which $60,846 related to goodwill, $3,300 related to indefinite-lived intangible assets, and $2,755 was related to definite-lived intangible assets. These losses were recorded as an impairment loss on the Company’s statements of operations.

Amortization expense related to intangibles for the fiscal years ended 2013, 2012 and 2011 was $1,242, $854, $981, respectively. Estimated amortization expense for each of the next two fiscal years is as follows: 2014—$431 and 2015—$167. All intangibles with finite lives will be fully amortized in fiscal year 2015.

7. LONG-TERM DEBT

Long-term debt as of June 28, 2013 and June 29, 2012 consists of the following:

	June 28, 2013	June 29, 2012
2008 Credit Facility	15,226	31,200

Total debt	15,226	31,200
Less amounts callable	(15,226)	—

Long-term debt - less amounts callable	$—	$31,200

2008 Credit Facility

On June 23, 2008, the Company entered into a secured credit facility (“2008 Credit Facility”) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Capital) and BMO Capital Markets Financing Inc. (formerly known as Harris NA). The 2008 Credit Facility, as amended, provides for a $52,000 term loan facility that matures on June 23, 2014 and a revolving credit facility with a $12,925 aggregate loan commitment amount available that matured on June 23, 2013. As of June 28, 2013, $15,226 was outstanding under the term loan facility. During fiscal year 2013, the Company made a prepayment of $6.0 million in the first quarter and a $10.0 million prepayment in the fourth quarter.

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

The 2008 Credit Facility provides the option of borrowing at London InterBank Offered Rate (LIBOR), plus a credit spread (4.2% as of June 28, 2013 and June 29, 2012) or the Prime rate, plus a credit spread (6.3% as of both June 28, 2013 and June 29, 2012) for all term loans and draws under the revolver.

Credit spreads for each term or revolver loan and the unused revolving credit facility fee vary according to the Company’s ratio of net total debt to EBITDA (as defined) after December 31, 2008. As of June 28, 2013 and June 29, 2012, the Company’s credit spreads were as follows:

	June 28, 2013		June 29, 2012
	Prime	LIBOR	Prime	LIBOR
2008 Credit Facility	3.00%	4.00%	3.00%	4.00%
Revolver draw under 2008 Credit Facility	N/A	N/A	3.00%	4.00%

At June 29, 2012, the commitment fee was 0.375%, on the unused portion of the revolving credit facility.

Financial Covenants and Covenant Violation

The 2008 Credit Facility requires the Company to comply with certain financial covenants, including maximum Capital Expenditures, minimum Fixed-Charge Coverage ratio, maximum Net Senior Debt to EBITDA ratio and maximum Net Total Debt to EBITDA ratio, and places certain restrictions on acquisitions and payment of dividends.

At June 28, 2013 the Company was in violation of the Net Senior Debt to EBITDA financial covenant under its 2008 Credit Facility and has received a Default Notice from GE Business Financial Services Inc., as the Lenders Agent. The Default Notice states that the lenders are not required to make further loans or incur further obligations under the revolving loan portion of the 2008 Credit Facility and are entitled to exercise any and all default-related rights and remedies under the 2008 Credit Facility.

As of June 28, 2013, we had approximately $15,226 in short-term debt due under the 2008 Credit Facility. Effective as of July 29, 2013 we entered into the Forbearance Agreement whereby our senior secured lenders, among other things, agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility based on defaults thereunder until October 31, 2013. Effective as of October 21, 2013, our senior secured creditors agreed to extend the October 31, 2013 termination date to December 6, 2013 based on the progress that we have made in our efforts to develop a strategic alternative. Since the July 29, 2013 effective date of the Forbearance Agreement we have repaid $1,250 of the outstanding debt under the 2008 Credit Facility, reducing the outstanding balance from $15,226 as of June 28, 2013 to $13,976 as of the date of this report. An additional $150 repayment is due on or before December 1, 2013. Upon termination of, or default under, the Forbearance Agreement, the 2008 Credit Facility provides that our senior secured lenders can exercise any and all rights and remedies available to them, including that the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the 2008 Credit Facility and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the Forbearance Agreement the interest rate on our debt was increased to the default rate, which is our current interest rate plus 2% effective from and after April 4, 2013. The default rate was 6.2% effective April 4, 2013.

On July 29, 2013 we announced we had engaged an international firm providing financial advisory and strategy consulting services to advise the Company on strategic alternatives, including identifying and evaluating potential business combination transactions and refinancing structures. Our ability to continue as a going concern is dependent on our ability to successfully execute a strategic alternative such as a business combination or a refinancing of the amounts due under the 2008 Credit Facility. If we are unable to either complete a business combination or refinance the amounts due under the 2008 Credit Facility by December 6, 2013 then our senior secured lenders could exercise their rights and remedies thereunder, including accelerating the debt, which would require us to repay immediately up to approximately $13,826 to such lenders. We do not currently have sufficient cash to repay this indebtedness. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If our lenders exercised their rights and remedies as describe herein, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our Class A common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition. In the event of an acceleration of our obligations under the 2008 Credit Facility and the Forbearance Agreement, and our failure to pay the amount that would then become due, our senior secured lenders could seek to exercise any and all of their rights and remedies, including foreclosing on our assets. Should this occur, we may be required to seek protection under the provisions of the U.S. Bankruptcy Code. See Note 2- Management’s Plan.

8. INCOME TAXES

Income (loss) before income taxes, as shown in the accompanying consolidated statements of operations, includes the following income / (loss) components:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Domestic	$34,148	$(59,227)	$9,535
Foreign	(433)	(708)	(1,507)

	$33,715	$(59,935)	$8,028

Components of the provision for income taxes consist of the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
Current expense
Federal	$28	$21	$139
State and local	69	146	171
Foreign	45	16	95

Total current expense	142	183	405

Deferred expense/(benefit)
Federal	$45,925	$(4,137)	$855
State and local	3,598	(333)	519
Foreign	—	682	(418)

Total deferred expense (benefit)	49,523	(3,788)	956

Provision (benefit) for income tax expense	$49,665	$(3,605)	$1,361

Taxes payable as of June 28, 2013 and June 29, 2012 were $38 and $31, respectively.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a limited liability company which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interest are not subject to corporate level taxes and as such, no benefit has been recorded. Due to the Company being in pre-tax income, the effective tax rate is further increased by a valuation allowance recorded against the Company’s deferred tax assets, deferred tax rate changes, and certain permanent items which are not deductible for tax purposes.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	June 28, 2013	June 29, 2012	July 1, 2011
U.S. statutory tax rate	34.00%	34.00%	34.00%
State and local taxes	2.36%	1.32%	4.15%
Foreign rate differential	0.17%	(0.15%)	1.35%
Effect of permanent differences - other	1.70%	(0.40%)	3.05%
Effect of permanent differences - goodwill impairment	0.00%	(16.83%)	0.00%
Effect of permanent differences - equity compensation	0.01%	(0.02%)	0.12%
Change in payable pursuant to tax receivable agreement	(47.88%)
Rate effect as a LLC	6.11%	(10.23%)	(31.38%)
Deferred rate change	1.82%	(0.11%)	6.42%
Uncertain tax position	(0.04%)	0.01%	0.05%
Valuation allowance	150.56%	(1.60%)	0.54%
Other items	(1.50%)	0.01%	(1.33%)

Effective tax rate	147.31%	6.00%	16.97%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities for the fiscal years ended June 28, 2013 and June 29, 2012 are summarized as follows:

	2013	2012
Current deferred tax assets
Compensation and benefits	$137	$310
Allowance for doubtful accounts	249	197
Valuation allowance	(564)	—
Other	199	178

Total current deferred tax assets	$21	$685

Total current deferred tax liabilities	—	—

Net current deferred tax assets	$21	$685

Long-term deferred tax assets
Goodwill and other intangibles	$43,102	$45,403
Research and development credit	246	192
Other	873	764
Net operating losses	10,303	6,670
Valuation allowance	(51,677)	(1,543)

Total long-term deferred tax assets	$2,847	$51,486

Long-term deferred tax liabilities
Goodwill and other intangibles	$(122)	$(565)
Property and equipment	—	(154)
Other	(2,861)	(2,058)

Total long-term deferred tax liabilities	$(2,983)	$(2,777)

Net long-term deferred tax assets (liabilities)	$(136)	$48,709

Total net deferred tax assets (liabilities)	$(115)	$49,394

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company of ($115) and $49,394 for the years ended June 28, 2013 and June 29, 2012, respectively.

The Company has federal, state, and foreign net operating losses of $25,796, $12,077 and $3,837, respectively, as of June 28, 2013. The federal net operating loss carryforwards expire from 2026-2033, while the state net operating losses expire from 2015-2033. The majority of the foreign net operating loss has an indefinite life, while the remaining foreign net operating loss is immaterial to the financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the anticipated cumulative loss and the uncertainty surrounding the Company’s ability to continue as a going concern. Such objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth at these respective subsidiaries. Based on this evaluation, as of June 28, 2013 and June 29, 2012 a valuation allowance of $52,241 and $1,543 respectively, has been recorded in order to measure the portion of the deferred tax asset that more likely than not will be realized.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the fiscal years ended June 28, 2013 and June 29, 2012 are as follows:

	2013	2012
Beginning of year balance	$66	$70
Decreases in prior period tax positions	(19)	(13)
Increases in current period tax positions	8	9

End of year balance	$55	$66

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate is approximately $55 and $66 as of June 28, 2013 and June 29, 2012, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the changes in its unrecognized tax benefit reserve to have a material impact on its financial statements. The Company’s income tax provision included ($1), $2 and $2 of expense related to interest and penalties for the years ended June 28, 2013, June 29, 2012, and July 1, 2011, respectively.

The Company files income tax returns with federal, state, local and foreign jurisdictions. U.S. federal and state tax returns associated with fiscal years 2010-2012 are currently open for examination. Foreign tax returns associated with fiscal year 2009-2012 also remain open under the statute.

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

Acquisition-related contingent considerations: Contingent consideration recorded from the Company’s acquisition of Eye Response Technologies, Inc. in fiscal 2010 included a guaranteed minimum royalty due to the previous owner. The amount recorded for the guaranteed minimum royalty payments represents the fair value of expected consideration to be paid based on the Company’s forecasted sales of eye products over a three-year period. Expected consideration was valued based on three possible scenarios for projected sales of applicable products (the guaranteed minimum payment, a conservative forecasted sales case, and an optimistic forecasted sales case). Each case was assigned a probability, a discount rate was applied to future payments, and the aggregate result of the three scenarios was summarized to determine the fair value to be recorded. The amount recorded represents the fair value of contractual consideration expected to be paid. The Company considers the acquisition related contingency fair value measurements to be Level 3 inputs within the fair value hierarchy.

The following table presents assets and liabilities measured at fair value on a recurring basis at June 28, 2013 and June 29, 2012:

	As of June 28, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$256	$—	$—	$256

Total assets	$256	$—	$—	$256

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,334	$1,334

Total liabilities	$—	$—	$1,334	$1,334

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents	$255	$—	$—	$255

Total assets	$255	$—	$—	$255

Liabilities
Acquisition -related contingent considerations	$—	$—	$1,594	$1,594

Total liabilities	$—	$—	$1,594	$1,594

The following table represents the change in the acquisition-related contingent consideration liabilities during the fiscal years ended June 29, 2012 and June 28, 2013:

Balance as of July 1, 2011	$2,649
Losses included in earnings (1)	32
Settlements	(1,087)

Balance as of June 29, 2012	1,594
Losses included in earnings (1)	10
Settlements	(270)

Balance as of June 28, 2013	$1,334

(1)	Amounts were recorded to interest expense and other income (expense)-net on the consolidated statement of operations.

The carrying amounts reflected in the consolidated balance sheets for cash, trade accounts receivable, and trade accounts payable approximate their respective fair values based on the short-term nature of these instruments. At June 28, 2013, the fair value of the Company’s debt instruments was approximately $200 lower than its carrying value primarily as a result of the Company’s default on the debt and the pursuant default interest rate imposed per the Forbearance Agreement. At June 29, 2012, the fair value of the Company’s debt instruments approximated its respective carrying value as the debt was comprised of variable rate debt. The fair value of the Company’s short-term debt was based upon borrowing rates then available to the Company for similar debt instruments with like terms and maturities. This is considered a level 3 measurement in the fair value hierarchy.

During the fiscal year ended June 28, 2013 the Company recorded an impairment loss of $7,500 relating to impairment of indefinite-lived intangible assets (See note 6). During the fiscal year ended June 29, 2012 the Company recorded an impairment loss of $66,901 relating to impairment of goodwill, finite-lived intangible assets, and indefinite-lived intangible assets (See note 6). These non-financial assets were measured at fair value on a nonrecurring basis subsequent to their initial recognition. We consider the fair value of these intangible assets to be level 3 measurements due to the presence of significant inputs that are unobservable and based on management’s estimates. Note 6 contains a discussion of the valuation methodologies used to measure these intangible assets.

The following table presents assets measured at fair value on a nonrecurring basis at June 28, 2013 and June 29, 2012. There were no nonrecurring fair value measurements of liabilities.

	As of June 28, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Symbols and trade names (indefinite life)	$—	$—	$13,600	$13,600

Total assets	$—	$—	$13,600	$13,600

	As of June 29, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Acquired software technology	$—	$—	$881	$881
Acquired patent technology	—	—	760	760
Symbols and trade names (indefinite life)	—	—	21,300	21,300

Total assets	$—	$—	$22,941	$22,941

10. COMMITMENTS AND OTHER CONTINGENCIES

Leases—The Company leases office and operating facilities and machinery and equipment under operating leases that expire over the next five years. Rent expense for operating leases was $985, $1,284 and $1,259 for the fiscal years ended 2013, 2012 and 2011, respectively.

Future minimum lease payments under noncancelable operating leases as of June 28, 2013, are as follows:

Fiscal Year	Amount
2014	$700
2015	664
2016	636
2017	636
2018	477

Total minimum lease payments	$3,113

Product Warranties—The Company accrues for product warranties included with products sold (one year warranty) based upon historical experience and other currently available evidence. The activity related to the product warranty liability for the fiscal years ended 2013, 2012 and 2011 are summarized in the following table:

	June 28, 2013	June 29, 2012	July 1, 2011
Balance-beginning of period	$195	$145	$173
Provision for warranties issued	120	390	204
Reductions for payments, cost of repairs, and other	(163)	(340)	(232)

Balance-end of period	$152	$195	$145

Restructuring—In June 2012, the Company entered into a separation agreement with its former Chief Executive Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $1,000 in severance, to be paid over an 18-month period, commencing with a payment of $250 on December 12, 2012 and the remaining $750 payable in equal installments over the period. In addition to the severance payment, the Company will provide continued health benefits for 18 months and all amounts credited to this individual’s account in an executive retirement plan became fully vested. The Company has recorded a total of $509 and $1,075 in other liabilities and other long-term liabilities on the Company’s consolidated balance sheet as of June 28, 2013 and June 29, 2012, respectively.

In March, 2013, the Company entered into a separation agreement with its former Chief Legal Officer to provide benefits as defined in the original employment agreement. In accordance with the separation agreement, the Company agreed to pay an aggregate amount of $225 in severance, to be paid over a 12-month period, commencing with a payment of $113 on September 5, 2013, and the remaining $112 payable in equal installments over the next six months. The Company has recorded a liability of $225 in other liabilities on the Company’s consolidated balance sheet at June 28, 2013.

Leases – In February 2013, the Company signed a lease amendment for our facility in Pittsburgh, Pennsylvania which will extend the lease for five years with the Company’s option for an additional five years after the initial period. The annual rent expense is approximately $618.

Other Matters—From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. The Company has recorded liabilities of $- as of June 28, 2013 and $495 as of June 29, 2012 for contract disputes and product liability matters. Also, during fiscal year 2013, the Company received a payment of $98 for a product liability matter. This gain has been recorded as a reduction to cost of sales on the consolidated statement of operations.

11. SEGMENT INFORMATION

The Company operates in a single segment to develop and market assistive communication technologies.

The Company’s net sales are comprised of two product lines; speech generating devices and special education software, and are as follows:

	June 28, 2013	June 29, 2012	July 1, 2011
Net Sales:
Devices	$54,239	$81,759	$87,401
Software	10,714	15,559	20,702

Total net revenue	$64,953	$97,318	$108,103

Included in the consolidated financial statements are the following amounts related to geographical location:

	June 28, 2013	June 29, 2012	July 1, 2011
Net Sales:
United States	$56,918	$86,083	$96,820
International	8,035	11,235	11,283

Total net sales	$64,953	$97,318	$108,103

	June 28, 2013	June 29, 2012	July 1, 2011
Long-lived assets:
United States	$1,173	$2,667	$5,190
International	31	223	327

Total long-lived assets	$1,204	$2,890	$5,517

During the past three fiscal years, the Company did not have any sales to an individual customer that exceeded 10% of net sales.

12. SAVINGS PLAN

The Company has a 401(k) savings plan covering most U.S. employees (the “associates”). Beginning on December 1, 2012, the Company matched 50% of associates’ contributions up to a maximum of 6% of their salary. Previously, the Company also had a profit-sharing portion of the plan, which at its discretion, the Company could contribute to the associates’ accounts a minimum of 4% of their salary for the fiscal year, and upon attainment of certain earning targets as approved by the Board of Directors, up to an additional 2% could be awarded. For fiscal years 2013, 2012, and 2011 the Company did not approve a contribution for the profit sharing portion of the plan.

Expenses in the Company’s consolidated statements of operations are summarized as follows:

	June 28, 2013	June 29, 2012	July 1, 2011
Savings plan associate contributions matched	374	146	156

13. RELATED-PARTY TRANSACTIONS

During fiscal years 2012 and 2011, the Company incurred advertising expenses from a member of the Board of Directors’ affiliated business of $1,949 and $551, respectively. Additionally, a former executive of the Company made a nominal investment in the aforementioned business in 2012. At June 28, 2013 and at June 29, 2012, the Company had a related party payable of $-0- and $280, respectively, owed to the aforementioned business.

14. STOCKHOLDERS’ EQUITY STRUCTURE

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

Holding units

Information about the Holdings units for fiscal years 2013 and 2012 is as follows:

Balance - July 1, 2011	20,416,193
Issuances	—
Redemptions, exchanges, forfeitures and cancellations	(1,612,361)

Balance - June 29, 2012	18,803,832
Issuances	—
Redemptions, exchanges, forfeitures and cancellations	(117,874)

Balance - June 28, 2013	18,685,958

15. EQUITY-BASED COMPENSATION

The measurement of the cost of employee or director services received in exchange for an award of equity instruments is based on the grant date fair value of the award and such cost is recognized over the period during which an employee or director is required to provide services in exchange for the award.

The Company recorded stock compensation expense related to stock option awards, restricted stock and Holding Unit awards as follows:

	Fiscal 2013
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Holding Units	$—	$6	$4	$25	$35
Options	21	143	230	721	1,115
Restricted Stock	5	58	56	112	231

Total	$26	$207	$290	$858	$1,381

	Fiscal 2012
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Holding Units	$—	$27	$27	$11	$65
Options	21	183	273	1,397	1,874
Restricted Stock	—	—	—	198	198

Total	$21	$210	$300	$1,606	$2,137

	Fiscal 2011
	Cost of Sales	Selling and Marketing	Research and Development	General and Administrative	Total
Holding Units	$—	$34	$13	$30	$77
Options	17	156	261	1,534	1,968
Restricted Stock	—	—	—	79	79

Total	$17	$190	$274	$1,643	$2,124

The 2010 Long-Term Incentive Plan (the “2010 Plan”) was effective on April 21, 2010. The 2010 Plan authorized 3,550,000 DynaVox Inc. Class A common shares for issuance in the form of stock options, stock appreciation rights, restricted stock units and awards and performance units or awards. Stock options and restricted stock awards are approved by the Compensation Committee of the board of directors and granted to employees and certain directors of the Corporation. Stock options primarily vest over four to five years and restricted stock vests over one to four years. Stock options expire 10 years from the date of grant.

A summary of the Company’s stock option activity under the 2010 Plan for fiscal years ended 2013, 2012 and 2011 is as follows:

	Options	Range of Exercise Prices	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)
Outstanding - July 2, 2010	1,370,500	$15.00	$15.00	9.8	$365
Granted	42,500	4.10-9.45	6.50	—	—
Exercised	—	—	—	—	—
Forfeited	(29,000)	9.45-15.00	—	—	—

Outstanding - July 1, 2011	1,384,000	$4.10-15.00	$14.75	8.8	$75

Exercisable - July 1, 2011	279,075	$15.00	$15.00	8.8	$—

Granted	405,500	1.21-5.47	3.37	—	—
Exercised	—	—	—	—	—
Forfeited	(430,950)	4.10-15.00	—	—	—

Outstanding - June 29, 2012	1,358,550	$1.21-15.00	$11.61	8.3	$—

Exercisable - June 29, 2012	542,025	$4.10-15.00	$14.92	7.8	$—

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(381,475)	1.21-15.00	—	—	—

Outstanding - June 28, 2013	977,075	$1.21-15.00	$11.32	7.4	$—

Exercisable - June 28, 2013	521,275	$1.21-15.00	$12.85	7.1	$—

The weighted-average grant date fair value of the stock options granted during fiscal years 2012 and 2011 under the 2010 Plan was $2.21, and $3.84 per share, respectively.

The fair value of the stock options issued under the 2010 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	June 28, 2013	June 29, 2012	July 1, 2011
Black-Scholes Option Valuation Assumptions:
Dividend yield (1)	N/A	0%	0%
Expected volatilitiy (2)	N/A	74.1-75.4%	47.4-84.0%
Risk-free interest rates (3)	N/A	0.7-1.5%	2.0-3.0%
Expected term of options (4)	N/A	4.8-6.3	6.4

(1)	The expected dividend yield was based on our expectation of not paying dividends on the restricted units for the foreseeable future.
(2)	The expected volatility was based on the historical volatility of the Company’s Class A common stock.
(3)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of our stock options.
(4)	Represents the period of time options are expected to be outstanding. The weighted average expected term was determined using the “simplified method” for plain vanilla options as the Company lacks sufficient historical experience. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

As of June 28, 2013, there was $1,874 of unrecognized compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

A summary of the Company’s restricted stock activity under the 2010 Plan for fiscal years 2013, 2012, and 2011 are as follows:

	Restricted Shares	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
				(in thousands)
Non-vested Outstanding - July 2, 2010	8,335	$15.00	1.8	$127
Granted	8,345	8.99		75
Vested	(4,168)	15.30		22
Forfeited	—	—

Non-vested Outstanding - July 1, 2011	12,512	$10.99	0.8	$95
Granted	62,804	1.46		$92
Vested	(72,512)	2.96		101
Forfeited	—	—

Non-vested Outstanding - June 29, 2012	2,804	$5.35	1.2	$3
Granted	1,200,000	0.46		547
Vested	(298,902)	0.48		143
Forfeited	(217,500)	0.48		104

Non-vested Outstanding - June 28, 2013	686,402	$0.46	2.2	$103

The grant date fair value of restricted stock is based on the closing market price of the Company’s common stock on the date of grant.

As of June 28, 2013, there was $275 of unrecognized compensation expense related to non-vested restricted stock that is expected to be recognized over a weighted average period of 2.2 years.

A summary of the changes in non-vested Holding Units outstanding during fiscal year 2013, 2012, and 2011 is detailed in the following tables below:

	Number of Awards	Weighted- Average Per Unit Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Holding Units:
Non-vested Outstanding - July 2, 2010	165,573	$2.97	$—
Granted	—	—	—
Vested	(42,079)	3.44	—
Forfeited	(35,455)	2.25	—
Redeemed	—	—	—

Non-vested Outstanding - July 1, 2011	88,039	$3.02	$15

Granted	—	—	—
Vested	(30,712)	3.15	—
Forfeited	(10,510)	3.04	—
Redeemed	—	—	—

Non-vested Outstanding - June 29, 2012	46,817	$3.36	$—

Granted	—	—	—
Vested	(23,863)	3.14	—
Forfeited	(10,409)	4.90	—
Redeemed	—	—	—

Non-vested Outstanding - June 28, 2013	12,545	$1.68	$—

Total compensation cost related to non-vested awards not yet recognized is $5 and will be recognized over a weighted-average vesting period of 1.2 years. The remaining service-based units will retain their original vesting date and therefore the unrecognized compensation expense associated with them will be expensed according to the original schedule.

16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended June 28, 2013	Year Ended June 29, 2012	Year Ended July 1, 2011
Numerator:
Numerator for basic and diluted net income (loss) per Class A common share- net income (loss) attributable to DynaVox Inc.	$(9,530)	$(18,450)	$1,229

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	11,295,501	10,494,500	9,375,824
Effect of dilutive securities:
Options and restricted stock	—	—	74

Denominator for diluted net income (loss) per common share-adjusted weighted average shares	11,295,501	10,494,500	9,375,898

Basic net income (loss) attributable to DynaVox Inc. per common share	$(0.84)	$(1.76)	$0.13

Diluted net income (loss) attributable to DynaVox Inc. per common share	$(0.84)	$(1.76)	$0.13

Equity awards to purchase approximately 1,081,179, 1,510,176, and 1,369,071weighted average shares of common stock during fiscal 2013, fiscal 2012, and fiscal 2011, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

Additionally, for fiscal 2013, fiscal 2012, and fiscal 2011, approximately 582,625, 2,240, and 1,066 weighted average shares, respectively, of service-based restricted stock was not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

The shares of Class B common stock do not share in the earnings of DynaVox Inc. and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Year Ended June 28, 2013
	Quarter Ended
	September 28, 2012	December 28, 2012	March 29, 2013 (1)	June 28, 2013 (1)	Total
Net Sales	$18,632	$17,554	$14,927	$13,840	$64,953
Gross Profit	$13,444	$12,768	$10,448	$9,272	$45,932
Income (loss) from operations	$261	$1,396	$(2,935)	$(7,398)	$(8,676)
Net income (loss) attributable to controlling and non-controlling interests	$(509)	$723	$(8,682)	$(7,482)	$(15,950)
Net income (loss) attributable to DynaVox Inc.	$(270)	$148	$(6,567)	$(2,841)	$(9,530)
Basic earnings (loss) per common stock	$(0.02)	$0.01	$(0.58)	$(0.25)	$(0.84)
Diluted earnings (loss) per common stock	$(0.02)	$0.01	$(0.58)	$(0.25)	$(0.84)

	Year Ended June 29, 2012
	Quarter Ended
	September 30, 2011	December 30, 2011	March 30, 2012 (3)	June 29, 2012 (2)	Total
Net Sales	$26,182	$23,225	$24,027	$23,884	$97,318
Gross Profit	$18,996	$16,645	$17,378	$16,736	$69,755
Income (loss) from operations	$2,756	$2,516	$(58,635)	$(4,178)	$(57,541)
Net income (loss) attributable to controlling and non-controlling interests	$1,825	$1,646	$(51,941)	$(7,860)	$(56,330)
Net income (loss) attributable to DynaVox Inc.	$440	$339	$(14,120)	$(5,109)	$(18,450)
Basic earnings (loss) per common stock	$0.04	$0.03	$(1.33)	$(0.47)	$(1.76)
Diluted earnings (loss) per common stock	$0.04	$0.03	$(1.33)	$(0.47)	$(1.76)

(1)	The third quarter and fourth quarter of fiscal year 2013 included an impairment loss of $5,600 and $1,994, respectively, which related to indefinite-lived intangible assets.
(2)	The fourth quarter of fiscal year 2012 included: (i) an impairment loss of $4,794, of which $3,300 related to indefinite-lived intangible assets and $1,494 of definite-lived intangible assets; and (ii) $1,047 of general and administrative expenses related to severance for the Company’s former Chief Executive Officer.
(3)	The third quarter of fiscal year 2012 included an impairment loss of $62,107, of which $60,846 related to goodwill and $1,261 was related to definite-lived intangible assets

18. SUBSEQUENT EVENTS

Effective as of July 29, 2013 we entered into the Forbearance Agreement whereby our senior secured lenders, among other things, agreed to forbear from exercising their rights and remedies under the 2008 Credit Facility based on defaults thereunder until October 31, 2013. Effective as of October 21, 2013, our senior secured creditors agreed to extend the October 31, 2013 termination date to December 6, 2013 based on the progress that we have made in our efforts to develop a strategic alternative. Upon termination of, or default under, the Forbearance Agreement, the 2008 Credit Facility provides that our senior secured lenders can exercise any and all rights and remedies available to them, including that the holders of 50% or more of the outstanding principal amount under the 2008 Credit Facility can accelerate our obligations under the 2008 Credit Facility and require payment of the full outstanding principal amount plus accrued and unpaid interest. As part of the Forbearance Agreement the interest rate on our debt was increased to the default rate, which is our current interest rate plus 2% effective from and after April 4, 2013.

As of the date of this report the outstanding debt amount under the 2008 Credit Facility was $13,976. Prior to the scheduled termination of the Forbearance Agreement on December 6, 2013 we are required to make an additional $150 repayment.

Effective October 18, 2013, the tax receivable agreement was amended so that the agreement will terminate with no further obligations owed by DynaVox Inc. to its pre-IPO owners upon a change in control other than a liquidation or dissolution of the Company.

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of DynaVox Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

3.2	Amended and Restated Bylaws of DynaVox Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217)).

10.1	Third Amended and Restated Limited Liability Company Agreement of DynaVox Systems Holdings LLC, dated as of April 21, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2	Exchange Agreement, dated as of April 21, 2010, among DynaVox Inc. and the holders of Holdings Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.2.1	Amendment No.1 to Exchange Agreement, dated as of April 26, 2011, among DynaVox Inc. and the Holdings Unitholders party thereto (incorporated by reference to Exhibit 10.2.1 to the Registration Statement on Form S-3 filed by DynaVox Inc. on May 2, 2011 (File No. 333-173823)).

10.3	Tax Receivable Agreement, dated as of April 21, 2010, by and among DynaVox Inc., DynaVox Systems Holdings LLC and the Members from time to time party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.4	Registration Rights Agreement, dated as of April 21, 2010, by and among DynaVox Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.5	Amended and Restated Securityholders Agreement, dated as of April 21, 2010, among DynaVox Inc., DynaVox Systems Holdings LLC and the Securityholders from time to time party thereto (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.6 ***	DynaVox Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.7 ***	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

10.8 ***	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed by DynaVox Inc. on April 27, 2010 (File No. 001-34716)).

E-1

Exhibit Number	Description of Exhibit

10.9 ***	Form of Restricted Stock Unit Agreement (incorporated by reference to Current Report on Form 8-K filed by DynaVox Inc. on October 4, 2012 (File No. 001-34716)).

10.10 ***	DynaVox Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.11 ***	Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.12 ***	Second Amended and Restated Employment Agreement between Michelle L. Heying and DynaVox Systems LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

10.13 ***	Amended and Restated Employment Agreement between Kenneth D. Misch and DynaVox Systems LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed by DynaVox Inc. on February 16, 2010 (File No. 333-164217))

10.14 ***	Employment Agreement between Robert E. Cunningham and DynaVox Systems LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.15 ***	Separation Agreement between Edward L. Donnelly, Jr. and DynaVox Systems LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by DynaVox Inc. on July 6, 2012 (File No. 001-34716))

10.16	Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.1	First Amendment, dated February 5, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.2	Second Amendment, dated March 4, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.14.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.16.3	Third Amendment, dated December 21, 2010, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by DynaVox Inc. on February 9, 2011 (File No. 001-34716)).

10.16.4	Fourth Amendment, dated December 14, 2011, to the Third Amended and Restated Credit Agreement, among DynaVox Systems LLC, GE Business Financial Services Inc., as agent and as a lender, and the additional lenders from time to time party thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by DynaVox Inc. on February 8, 2012 (File No. 001-34716)).

E-2

Exhibit Number	Description of Exhibit

10.18	Letter Agreement, dated March 15, 2010, among DynaVox Systems Holdings LLC, Vestar Capital Partners IV, L.P. and Park Avenue Equity Management, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by DynaVox Inc. on March 19, 2010 (File No. 333-164217)).

10.19 ***	DynaVox Systems LLC Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-1 filed by DynaVox Inc. on April 8, 2010 (File No. 333-164217)).

10.20***	Non-Qualified Stock Option Agreement between DynaVox Inc. and Michelle L. Heying, dated June 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

10.21***	Non-Qualified Stock Option Agreement between DynaVox Inc. and Kenneth D. Misch, dated June 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by DynaVox Inc. on June 18, 2012 (File No. 001-34716)).

10.22 *	Employment Agreement between Raymond J. Merk and DynaVox Systems LLC, dated as of July 17, 2013.

21.1 *	List of subsidiaries.

31.1 *	Certification required by Rule 13a-14(a).

31.2 *	Certification required by Rule 13a-14(a).

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or compensatory plan or arrangement.

E-3